Form 10-Q
period 1995-09-30
LEHMAN T H & CO INC
filed 1995-12-06
CIK 721647

United States Securities and Exchange Commission
                             Washington, D.C.  20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995

                         Commission File Number 2-87738

                T. H. Lehman & Co., Incorporated and Subsidiaries
        (Exact name of small business issuer as specified in its charter)


Delaware                                                             22-2442356
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


4900 Woodway, Suite 650
Houston,                                                                   Texas
77056
(Address of principal executive offices)
(Zip Code)

Registrant's telephone number, including area code:  (713)  621-8404

Check  whether  the issuer (1) has filed all reports required  to  be  filed  by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has been subject to such filing requirements for the past 90 days.
                           YES [ X ]     NO [   ]

Number of shares of T.H. Lehman & Co., Incorporated Common Stock, $0.01 par value, issued and outstanding as of November 15, 1995: 3,230,342


                         PART I.  FINANCIAL INFORMATION

                T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1995 AND MARCH 31, 1995

                                     ASSETS
                                             September 30   March 31
                                                 1995          1995
                                              (Unaudited)

CURRENT ASSETS
    Cash                                        $10,423       $46,438
    Trading securities (Note 3)                   7,794         7,794
    Accounts receivable                          49,912        48,401
    Non-interest bearing advances to
      related parties (Note 11)                       0            36
    Prepaid expenses and other current assets    30,598        41,072
    Current portion of non-current
      receivables (Note 4)                      216,193       228,314

  TOTAL CURRENT ASSETS                          314,920       372,055

PROPERTY AND EQUIPMENT AT COST
  less accumulated depreciation of $214,686 at
  September 30 and $189,280 at March 31
  (Note 5)                                      111,718       137,185

OTHER ASSETS
    Securities available for sale (Note 3)      565,156       515,156
    Investments in non-public companies,
      at cost                                    64,500        64,500
    Non-current receivables (Note 4)          2,004,958     1,806,750
    Deposits                                     13,443         9,735
    Certificate of Deposit - Restricted          80,000             0
    Patents, trademarks and tradenames-at cost
       less accumulated amortization of $5,847
       at September 30 and $4,750 at March 31     5,116          6,213
    Covenants not to compete, less
       accumulated amortization of $341,683 at
       September 30 and $324,493 at March 31     80,224         97,414
    Excess of cost over net assets of acquired
       companies, less accumulated amortization
       of $15,625 at September 30 and $13,125 at
       March 31                                  34,375         36,875

       TOTAL OTHER ASSETS                     2,847,772      2,536,643


TOTAL ASSETS                                 $3,274,410     $3,045,883


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                               September 30   March 31
                                                    1995        1995
                                                 (Unaudited)
CURRENT LIABILITIES
    Loans payable - financial
       institutions (Note 6)                   $266,129       $225,513
    Accounts payable                            337,401        285,477
    Accrued liabilities                         119,307         95,374
    Current portion of long-term debt (Note 7)  706,031        304,077
    Estimated environmental liability
                          (Notes 2 and 12)      240,037        245,442

       TOTAL CURRENT LIABILITIES              1,668,905      1,155,883

LONG-TERM DEBT, LESS CURRENT PORTION
  (Note 7)                                      382,751        448,463

                 TOTAL LIABILITIES            2,051,656      1,604,346

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
    Common stock-par value $.01; authorized
       5,000,000 shares, issued 3,230,342 shares
       at September 30, and 3,230,342 at
       March 31                                  32,303        32,303
    Additional paid-in capital                7,293,394     7,293,394
    Accumulated deficit                      (6,054,506)   (5,835,722)
    Treasury stock at cost - 25,000 shares      (48,438)      (48,438)

       TOTAL STOCKHOLDERS' EQUITY             1,222,754     1,441,537

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $3,274,410    $3,045,883

                T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995

                                             Three months   Six months
                                                 ended        ended
                                             September 30   September 30
                                                 1995           1995
                                             (Unaudited)     (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                          $300,346      $532,822
  Interest and dividends                         20,333        40,005
  Net gain (loss) on investments                      0             0

       TOTAL REVENUES                           320,679       572,827

OPERATING EXPENSES
  Selling, general and administrative           388,866       749,861
  Interest expense                               22,682        41,750

       TOTAL OPERATING EXPENSES                 411,548       791,611

LOSS BEFORE INCOME TAXES                        (90,869)     (218,784)

PROVISION FOR INCOME TAXES (Note 9)                   0             0

NET LOSS                                       $(90,869)    $(218,784)

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                        3,230,342     3,230,342


NET LOSS PER COMMON SHARE                       $(0.03)       $(0.07)

                T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1994

                                               Three months   Six months
                                                  ended          ended
                                               September 30   September 30
                                                  1994           1994
                                                 (Unaudited)    (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                           $278,374       $539,638
  Interest and dividends                          20,289         39,768
  Net gain (loss) on investments                  31,874         31,874

       TOTAL REVENUES                            330,538        611,281

OPERATING EXPENSES
  Selling, general and administrative            388,139        791,582
  Interest expense                                13,571         25,751

       TOTAL OPERATING EXPENSES                  401,710        817,333

LOSS BEFORE INCOME TAXES                         (71,172)      (206,052)

PROVISION FOR INCOME TAXES (Note 9)                    0              0

NET LOSS                                        $(71,172)     $(206,052)

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                         3,205,342      3,205,342


NET LOSS PER COMMON SHARE                         $(0.02)        $(0.06)

            T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS
              SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               Six months     Six months
                                                  ended          ended
                                               September 30   September 30
                                                  1995           1994
                                               (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                            $(218,784)     $(195,044)
  Adjustments to reconcile net income to net
     cash provided (required) by operating
     activities:
    Depreciation and amortization                 46,193        118,091
    Provision for bad debts                            0              0
    (Gain) loss on marketable securities and
       other assets                                    0        (31,874)
    Deposits (paid) received                      (3,708)             0
    Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable (1,511)        (9,848)
       (Increase) decrease in prepaid expenses
          and other current assets                10,474         23,599
       (Increase) decrease in prepaid income taxes     0              0
       Increase (decrease) in accounts payable    51,924         24,102
       Increase (decrease) in accrued liabilities 50,563         18,877
       NET CASH PROVIDED (REQUIRED) BY
         OPERATING ACTIVITIES                    (64,850)       (52,097)

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made evidenced by notes receivable      (498,992)      (554,549)
  Collection of notes receivable                 312,905        494,905
  Collections from (advances to) related parties      36              0
  Acquisition of securities                     (130,000)             0
  Proceeds from sale of investments and other
    assets                                             0         32,374
  Disposal (acquisition) of property and equipment    61          (158)
  Payment of estimated environmental liability    (5,404)            0
    NET CASH PROVIDED (REQUIRED) BY
      INVESTING ACTIVITIES                      (321,394)       (27,428)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans payable - financial
    institution                                   40,616         22,000
  Proceeds of long-term debt                     357,250        182,000
  Repayment of long-term debt                    (47,638)      (122,381)
    NET CASH PROVIDED (REQUIRED) BY
      FINANCING ACTIVITIES                       350,229         81,619

INCREASE (DECREASE) IN CASH                      (36,015)         2,094

CASH - BEGINNING                                  46,438         67,576

CASH - END                                       $10,423        $69,670

CASH PAID DURING THE PERIODS FOR:

  Interest                                        $1,576         $8,809

  Income Taxes                                        $0             $0

          See accompanying Notes to Consolidated Financial Statements

                T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

      The financial information contained within is unaudited, but reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of September 30, 1995 and the results of operations and cash flows for the three month periods ended September 30, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations governing interim reporting. The results of operations for the three month period ending September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

      This report should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 1995.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies of the Company set forth  in
     Note 1, Notes to Consolidated Financial Statements in the Company's Form 10 -KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

2.   ACQUISITIONS AND DISPOSITIONS

     The discussion of acquisitions and dispositions of the Company set forth in
     Note 2, Notes to Consolidated Financial Statements in the Company's Form 10 -KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

3.   SECURITIES AVAILABLE FOR SALE

     The discussion of securities available for sale by the Company set forth in
     Note 3, Notes to Consolidated Financial Statements in the Company's Form 10 -KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

4.   NON-CURRENT RECEIVABLES

     At September 30, 1995 and March 31, 1995, notes receivable consisted of the following:

                                                    September 30,   March 31,
                                                        1995          1995
                                                     (Unaudited)
     Purchased receivables of a medical provider
     adjusted to estimated net realizable value
     (See Note 2).  All of the remainder of the
     unpaid is expected to be collected during
     the current fiscal year.                         $ 28,242        $52,396

     Assigned medical billings net of allowances of
     which $170,000 of the unpaid is expected to be
     collected during the current fiscal year.       1,208,519      1,196,342

     Working capital advances at 12% per annum interest
     to a provider of medical services who has contracted
     with the Company to provide management services.
     None of these advances is expected to be collected
     during the current fiscal year.                   566,439        502,560

     Convertible 6% unsecured promissory note issued
     by Helionetics, Inc. in conjunction with its purchase
     of the Company's former manufacturing subsidiary
     due and payable December 31, 1996.  Interest is
     payable quarterly.                                417,951        405,918

                                                    $2,221,151     $2,157,216

     Less Allowance for Uncollectible                 (122,152)      (122,152)

                                                    $2,098,999     $2,035,064

     Less Current Portion                             (216,193)      (228,314)

                                                    $1,882,806     $1,806,750

5.   PROPERTY AND EQUIPMENT
                                                 September 30,    March 31,
                                                     1995          1995
                                                  (Unaudited)

     Machinery and Equipment  5-10 Years            $  4,574     $  4,484
     Leasehold Improvements  5-10 Years                  500          500
     Furniture and Fixtures  5-10 Years              321,330      321,481
                      TOTAL                         $326,404     $326,465
      Less Accumulated Depreciation                 (214,686)    (189,280)
                      NET                           $111,718     $137,185

6.        LOANS PAYABLE - OTHER FINANCIAL INSTITUTION

     Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company had received loans from a Netherlands corporation, consisting of various advances from an available line of credit of
     $400,000. As of September 30, 1995 and March 31, 1995, the outstanding balance against this line of credit totaled $247,649 and $225,513, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the quarter ended September 30, 1995 was 10.75%, which was computed based on month-end balance. During the six months ended September 30, 1995 and the year ended March 31, 1995, the maximum outstanding balances totaled $247,649 and $286,349, respectively. The approximate average outstanding monthly balance during the quarter ended September 30, 1995 and the year ended March 31, 1995 amounted to $240,000 and $264,000, respectively.

7.        LONG-TERM DEBT

     Long-term debt consists of the following:
                                                   September 30,    March 31,
                                                       1995            1995

     Related Party:

     Advances from an available line of credit of
     $450,000.  The loan bears interest at the
     prime rate of a certain bank in Texas.
     Interest on this loan is to be calculated
     and payable quarterly as of the first day of
     each quarter (or at maturity).  The principal
     is due and payable on or before December 31,
     1997.  The loan is secured by the market value
     of publicly-held stock in the Company's
     investment portfolio.  As further consideration,
     100,000 warrants expiring in December, 1997 to
     purchase 100,000 shares of the Company's common
     stock at an exercise price of $1.25 per share
     were issued to this creditor. (See Note 8)        143,843       139,503

     Non-related Parties:

     Debt incurred related to acquisition of California
     medical management practice. (See Note 2)         161,927       159,087

     Advances from an available line of credit of
     $250,000.  The loan bears interest at an annual
     rate of 10%.  All principal and interest is due
     and payable on or before April 18, 1997.           98,166             0

     Advances from an available line of credit of
     $400,000.  The loan bears interest at an annual
     rate of 10%.  All principal and interest is due
     and payable on or before August 3, 1996.          316,468       291,869

     Note payable of $22,500 principal plus accrued
     interest at 6%, all due on February 28, 1997.      23,291        22,615

     Advances from an available line of credit of
     $100,000.  The loan bears interest at an annual
     rate of 10%.  All principal and interest is due
     and payable on or before August 3, 1996.          77,862         74,277

     Two notes payable, $22,500 principal each plus
     accrued interest at 6%, all due on January 27,
     1997, unsecured.                                   1,418         45,776

     Note payable of $22,500 principal plus accrued
     interest at 10%, all due on July 21, 1997.        22,938              0

     Note payable of $22,500 principal plus accrued
     interest at 10%, all due on September 8, 1997.    22,635              0

     Advances from an available line of credit of
     $100,000.  The loan bears interest at an annual
     rate of 10%.  All principal and interest is due
     and payable on or before August 16, 1997.        72,798               0

     Note payable of $130,000 principal plus accrued
     interest at 8%, all due on September 7, 1997.   130,660               0

     Equipment purchase contract with a monthly
     payment of $330 and an effective interest rate
     of 11% payable through January, 1999.            12,472          13,722

     Equipment purchase contract with a monthly
     payment of $315 and an effective interest rate
     of 20% payable through October, 1996.             4,304           5,691

                                                  $1,088,782        $752,540

          Less Current Portion                      (628,170)       (304,077)

                                                    $400,612        $448,463

     The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1996 - $277,697; 1997 - $397,398; 1998 - $345,205; 1999 -
     $5,073.

8.   STOCKHOLDERS' EQUITY

     The  discussion regarding stockholders' equity of the Company set forth  in
     Note 8, Notes to Consolidated Financial Statements in the Company's Form 10 -KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

9.   INCOME TAXES

     The discussion regarding income taxes of the Company set forth in Note 9, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

10.  COMMITMENTS AND CONTINGENCIES

     The discussion regarding commitments and contingencies of the Company set forth in Note 10, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

11.  RELATED PARTY TRANSACTIONS

     The discussion regarding related party transactions of the Company set forth in Note 11, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

12.  ALLOWANCE FOR ENVIRONMENTAL LIABILITIES

     The discussion regarding related party transactions of the Company set forth in Note 12, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

                T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)


Statements of Operations:

     Quarter Ended September 30, 1995 Compared to
     Quarter Ended September 30, 1994

      Total revenues for the quarter ended September 30, 1995 were $320,679 versus $330,538 for the same period in the previous year. This reduction in revenues is attributable to the fact that no investments were sold during the current quarter, whereas there was a gain on investments of $31,874 during the same quarter of the previous year. Billing and management fee income increased 8% from $278,374 in last year's second quarter to $300,346 in the current quarter. Interest and dividend income remained essentially flat at $20,333.

      Consolidated net loss after taxes for the quarter ended September 30, 1995 totaled $90,869, as compared with a net loss after taxes of $71,172 from the second quarter of the previous year. General and administrative expenses changed less than one percent, but interest expense increased to $22,682, 67% higher than the $13,571 recorded in the quarter ended September 30, 1994. Medfin Management Corp. contributed a loss of $35,074 from gross revenues of $259,432 and expenses of $294,506. Amortization and depreciation expense comprised $6,084 of Medfin's expenses, and intercompany interest and billing fees to another subsidiary comprised $43,243 of those expenses. Healthcare Professional Billing contributed $35,983 of the net loss on billing income of $70,499 and expenses of $106,482. $15,301 of Healthcare's billing fee income was derived from fees charged to other subsidiaries, $16,810 of its expenses were composed of depreciation and amortization expense and intercompany interest comprised $8,122 of its expenses.

Liquidity, Capital Resources and Income Taxes:

     At September 30, 1995 working capital amounted to $10,423, compared to March 31, 1995, when working capital was $46,438.

     Medfin Management Corp. will continue to require working capital infusions over the next few months, as the outstanding receivable collections mature to cover current cash operating requirements; in the interim the Company believes that it has adequate resources to meet such working capital needs.

     The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans from financial institutions.

     The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

     The Company is continually seeking to acquire businesses and may be in various stages of negotiations at any point in time which may or may not result in consummation of a transaction. To provide funding for such acquisitions it may take a number of actions including (i) selling of its existing investments (ii) use of available working capital (iii) seeking short or long term loans (iv) issuing stock. In addition, the Company may seek additional equity funds if needed. These sources of capital may be both conventional and non-traditional. The Company has no existing funding commitments and is presently under no contractual obligation to make any investment or acquisition.

     At March 31, 1995, the Company had an operating tax loss carryforward of approximately $4,400,000. The Company expects its effective tax rate for financial statement purposes for fiscal year 1996 to be negligible based upon the aforementioned net operating loss carry forwards and other factors.


Impact of Inflation and Other Business Conditions

     Generally, increases in the Company's operating costs approximate the rate of inflation. In the opinion of management, inflation has not had a material effect on the operation of the Company. The Company has historically been able to react effectively to increases in labor or other operating costs through a combination of greater productivity and selective price increases where allowable.




                                      SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              T.H. LEHMAN & CO., INCORPORATED
                                                             AND SUBSIDIARIES




           Date:  November 17, 1995                          SHANNON C. GRIES
                                                      Secretary/Treasurer and
                                                  Principal Financial Officer