Form 10-Q
period 1995-12-31
LEHMAN T H & CO INC
filed 1996-02-09
CIK 721647

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 31, 1995

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

Number of shares of T.H. Lehman & Co., Incorporated Common Stock, $0.01 par value, issued and outstanding as of February 9, 1996: 3,230,342


============================================================================

					PART I.  FINANCIAL INFORMATION

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND MARCH 31, 1995

                                          								December 31	   March 31
	  							                                            1995  		    1995
 								                                         (Unaudited)

ASSETS

CURRENT ASSETS
Cash		                     	  		                  			$12,979	 	 $46,438
Trading securities (Note 3)     		                  			7,794   		 7,794
Accounts receivable						                             36,965 		  48,401
Non-interest bearing advances to related parties
  (Note 11)					                                          	0       		36
Prepaid expenses and other current assets				         27,955 		  41,072
Current portion of non-current receivables (Note 4)		182,836 	  228,314
TOTAL CURRENT ASSETS	                            				268,529  		372,055

PROPERTY AND EQUIPMENT AT COST,
less accumulated depreciation of $228,699 at
December 31 and $189,280 at March 31 (Note 5)	     		113,886 		 137,185

OTHER ASSETS

Securities available for sale (Note 3)		           		585,141 		 515,156
Investments in non-public companies, at cost			       64,500 	 	 64,500
Non-current receivables (Note 4)				              	2,144,465  1,806,750
Deposits			                                      					11,588 	   	9,735
Certificate of Deposit - Restricted				              	80,000          0
Patents, trademarks and tradenames-at cost
less accumulated amortization of $6,395 at
December 31 and $4,750 at March 31				                 4,568 		   6,213
Covenants not to compete, less
accumulated amortization of $350,278 at
December 31 and $324,493 at March 31				              71,629 	  	97,414
Excess of cost over net assets of acquired companies,
less accumulated amortization of $16,875 at
December 31 and $13,125 at March 31				               33,125 		  36,875
TOTAL OTHER ASSETS						                           2,995,016 	2,536,643

TOTAL ASSETS							                               $3,377,431 $3,045,883

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Loans payable - financial
institutions (Note 6)						                         $303,499 	 $225,513
Accounts payable							                              362,127  		285,477
Accrued liabilities						                            101,393 		  95,374
Current portion of long-term debt (Note 7)			       	620,663  		304,077
Estimated environmental liability (Notes 2 and 12)			237,335 	 	245,442
TOTAL CURRENT LIABILITIES				                     	1,625,017 	1,155,883

LONG-TERM DEBT, LESS CURRENT PORTION
(Note 7)			                                     					575,776  		448,463
TOTAL LIABILITIES				                            		2,200,793 	1,604,346

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
5,000,000 shares, issued 3,230,342 shares
at December 31, and 3,230,342 at March 31			         	32,303   		32,303
Additional paid-in capital						                   7,293,394 	7,293,394
Accumulated deficit				                         		(6,100,622)(5,835,722)
Treasury stock at cost - 25,000 shares	           			(48,438) 		(48,438)
TOTAL STOCKHOLDERS' EQUITY			                     	1,176,638 	1,441,537

TOTAL LIABILITIES AND EQUITY		                  		$3,377,431	$3,045,883

See accompanying Notes to Consolidated Financial Statements


________________________________________________________________________________

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 1995

                                         						Three months  	Nine months
                                          								ended		        ended
						                                     		  December 31	   December 31
								                                           1995		         1995
                                   					     			(Unaudited)	  (Unaudited)

REVENUES
Management and billing fees, net of allowances		    $245,134  	$777,956
Interest and dividends						                          23,739 		  63,744
Net gain (loss) on debt settlement					               61,927   		61,927
TOTAL REVENUES						                                 330,800  		903,627

OPERATING EXPENSES
Selling, general and administrative             					349,073 	1,098,934
Interest expense						                               	27,844   		69,593
TOTAL OPERATING EXPENSES		                        			376,917		1,168,527

LOSS BEFORE INCOME TAXES				                        	(46,117)		(264,900)

PROVISION FOR INCOME TAXES (Note 9)			                     0 		       0

NET LOSS	                                     						$(46,117)	$(264,900)

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING					                            3,230,342 	3,230,342

NET LOSS PER COMMON SHARE				                        $(0.01)	  	$(0.08)

See accompanying Notes to Consolidated Financial Statements
________________________________________________________________________________

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 1995

                                     							  Three months   Nine months
				                                          			ended       		ended
					                                        	December 31 	  December 31
					                                            1994         		1994
			                                        			(Unaudited)   	(Unaudited)
REVENUES
Management and billing fees, net of allowances		   $265,962   $805,611
Interest and dividends			                          		19,662   		59,431
Net gain (loss) on investments	                        			0   		31,874
TOTAL REVENUES			                                 		285,624  		896,916

OPERATING EXPENSES
Selling, general and administrative		              		391,839 	1,172,406
Interest expense			                                			16,639 		  42,391
TOTAL OPERATING EXPENSES		                         		408,478		1,214,796

LOSS BEFORE INCOME TAXES	                        			(122,854) 	(317,881)

PROVISION FOR INCOME TAXES (Note 9)	                      	0        		0

NET LOSS                                     						$(122,854)	$(317,881)

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING				                             3,205,342  	3,205,342

NET LOSS PER COMMON SHARE	                          		$(0.04)	   	$(0.10)

See accompanying Notes to Consolidated Financial Statements
________________________________________________________________________________

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                        							Nine months  	Nine months
                                                  ended      		ended
				                                          	December 31  	December 31
						                                            1995    	   	1994
					                                        		(Unaudited)  	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           					 $(264,900) 	$(317,881)
Adjustments to reconcile net income to net cash
   provided (required) by operating activities:
Depreciation and amortization                    				70,600   		129,493
Provision for bad debts		                              			0         		0
(Gain) loss on marketable securities and
other assets			                                  			(61,927)		  (31,874)
Deposits (paid) received				                        	(1,853)		   (2,855)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		        	11,436 	  	(16,452)
(Increase) decrease in prepaid expenses
   and other current assets		                     			13,117   		104,215
(Increase) decrease in prepaid income taxes		            	0         		0
Increase (decrease) in accounts payable		           	76,650   		(29,650)
Increase (decrease) in accrued liabilities        			32,370 	  	117,609
NET CASH PROVIDED (REQUIRED) BY
  OPERATING ACTIVITIES		                         		(124,507)	   (47,395)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans made evidenced by notes receivable			        (722,412)  	(911,919)
Note received net of payments related to sale of
   securities	                                            0         		0
Collection of notes receivable			                  	430,175   		713,387
Collections from (advances to) related parties		         36         		0
Acquisition of securities		                     			(149,985)         	0
Proceeds from sale of investments and other assets	      	0    		32,374
Disposal (acquisition) of property and equipment  		(16,120)     		(726)
Payment of estimated environmental liability	       	(8,106)        		0
NET CASH PROVIDED (REQUIRED) BY
  INVESTING ACTIVITIES                         				(466,413)	  (166,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loans payable - financial
institution                                    						77,986    		22,000
Repayment of loans payable - financial
institution		                                   				(66,700)        		0
Proceeds of long-term debt			                      	578,250   		365,640
Repayment of long-term debt			                     	(98,775) 		(176,862)
NET CASH PROVIDED (REQUIRED) BY
  FINANCING ACTIVITIES	                          			557,461 	  	144,078


DECREASE IN CASH		                               			(33,459)	  	(70,201)

CASH - BEGINNING				                                 46,438    		67,576

CASH - END				                                    		$12,979   		($2,625)

CASH PAID DURING THE PERIODS FOR:

Interest                                      							$1,171   		$32,986

Income Taxes                                       						$0        		$0

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Reduction in Notes Payable per Settlement
   Agreement (Note 2)				                          	$61,927        		$0

See accompanying Notes to Consolidated Financial Statements

============================================================================

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995
(UNAUDITED)

The financial information contained within is unaudited, but reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of December 31, 1995 and the results of operations and cash flows for the nine month periods ended December 31, 1995 and 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations governing interim reporting. The results of operations for the nine month period ending December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 1995.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

2.	ACQUISITIONS AND DISPOSITIONS

The discussion of acquisitions and dispositions of the Company set forth in
Note 2, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

In October, 1995, the Company successfully renegotiated the $450,000 note payable associated with the August, 1992 acquisition of a medical management entity, reducing the accrued liability on the note from $161,927 to $100,000. As of December 31, 1995, $30,000 remains outstanding on this note.

3.	SECURITIES AVAILABLE FOR SALE

The discussion of securities available for sale by the Company set forth in
Note 3, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

4.	NON-CURRENT RECEIVABLES

At December 31, 1995 and March 31, 1995, notes receivable consisted of the following:

                                    						  		     December 31,	    March 31,
								                                               1995  	     	  1995
                                          				  				(Unaudited)
	Purchased receivables of a medical provider
	adjusted to estimated net realizable value (See Note
	2).  All of the remainder of the unpaid is expected
	to be collected during the current fiscal year.		   	 $8,825      		$52,396

	Assigned medical billings net of allowances of
	which $170,000 of the unpaid is expected to be
	collected during the current fiscal year.	       		1,305,999	     1,196,342

	Working capital advances at 12% per annum interest
	to a provider of medical services who has contracted
	with the Company to provide management services.
	None of these advances is expected to be collected
	during the current fiscal year.	                  			608,466	      	502,560

	Convertible 6% unsecured promissory note issued
	by Helionetics, Inc. in conjunction with its purchase
	of the Company's former manufacturing subsidiary
	due and payable December 31, 1996.  Interest is
	payable quarterly.					                              404,011	      	405,918

                                           								$2,327,301	    $2,157,216

		Less Allowance for Uncollectible	                		(122,152)     	(122,152)

                                           								$2,205,149	    $2,035,064

		Less Current Portion                           				(182,836)	     (228,314)

                                            								$2,022,313	    $1,806,750

5.	PROPERTY AND EQUIPMENT
                                       			  					December 31,    	March 31,
			                                   			        		  1995  		       1995
	                                         				 			(Unaudited)

		Machinery and Equipment	5-10 Years	                20,688	       	4,484
		Leasehold Improvements	5-10 Years	                   	500         		500
		Furniture and Fixtures 5-10 Years               		321,397     		321,481
		Total                                           	$342,585      $326,465

		Less Accumulated Depreciation	                 		(228,699)	    (189,280)

		Net   				                                      	$113,886     	$137,185

6.	LOANS PAYABLE - OTHER FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company had received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of December 31, 1995 and March 31, 1995, the outstanding balance against this line of credit totaled $303,499 and $225,513, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the quarter ended December 31, 1995 was 10.61%, which was computed based on month-end balance. During the nine months ended December 31, 1995 and the year ended March 31, 1995, the maximum outstanding balances totaled $277,849 and $286,349, respectively.
The approximate average outstanding monthly balance during the quarter ended December 31, 1995 and the year ended March 31, 1995 amounted to $270,000 and $264,000, respectively.

7.	LONG-TERM DEBT

	Long-term debt consists of the following:
                               			          					December 31,	    March 31,
							                                          	  1995  		        1995

		Related Party:

		Advances from an available line of credit of
		$450,000.  The loan bears interest at the prime
		rate of a certain bank in Texas.  Interest on
		this loan is to be calculated and payable quarterly
		as of the first day of each quarter (or at maturity).
		The principal is due and payable on or before
		December 31, 1997.  The loan is secured by the
		market value of publicly-held stock in the Company's
		investment portfolio.  As further consideration, 100,000
		warrants expiring in December, 1997 to purchase
		100,000 shares of the Company's common stock at
		an exercise price of $1.25 per share were issued to
		this creditor. (See Note 8)	                     			146,025	   	139,503

		Non-related Parties:

		Debt incurred related to acquisition of California
		medical management practice. (See Note 2)		          30,000  		159,087

		Advances from an available line of credit of
		$250,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before April 18, 1997.		          100,560       		 0

		Advances from an available line of credit of
		$400,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before August 3, 1996.		          358,621		  291,869

		Note payable of $22,500 principal plus accrued
		interest at 6%, all due on February 28, 1997.		      23,632		   22,615

		Advances from an available line of credit of
		$100,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before August 3, 1996.		           79,664		   74,277

		Two notes payable, $22,500 principal each plus
		accrued interest at 6%, all due on January 27,
		1997, unsecured.					                                 1,418	   	45,776

		Note payable of $22,500 principal plus accrued
		interest at 10%, all due on July 21, 1997.		         28,588        		0

		Note payable of $22,500 principal plus accrued
		interest at 10%, all due on September 8, 1997.	      23,203		        0

		Advances from an available line of credit of
		$100,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before August 16, 1997.		          96,815	         	0

		Note payable of $130,000 principal plus accrued
		interest at 8%, all due on September 5, 1997.	      133,281         		0

		Notes payable of $10,000 principal plus accrued
		interest at 10%, all due on December 28, 1998.	      10,008	         	0

		Note payable of $10,000 principal plus accrued
		interest at 10%, all due on November 27, 1998.	      10,093         		0

		Advances from an available line of credit of
		$50,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before October 26, 1998.		         12,726	         	0

		Advances from an available line of credit of
		$100,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before October 26, 1998.		         25,452         		0

		Advances from an available line of credit of
		$50,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before October 26, 1998.		         12,726         		0

		Advances from an available line of credit of
		$150,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before October 31, 1998.		         40,668	         	0

		Advances from an available line of credit of
		$200,000.  The loan bears interest at an annual
		rate of 10%.  All principal and interest is due
		and payable on or before November 16, 1998.	         47,579		         0

		Equipment purchase contract with a monthly
		payment of $330 and an effective interest rate
		of 11% payable through January, 1999.		              11,820   		13,722

		Equipment purchase contract with a monthly
		payment of $315 and an effective interest rate
		of 20% payable through October, 1996.		               3,559   		 5,691

                                           								$1,196,438	  $752,540

			Less Current Portion			                           (474,638)	 (304,077)

			                                             					$721,800	  $448,463

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1996 - $21,453; 1997 - $478,984; 1998 - $531,677; 1999 -
$164,326.

8.	STOCKHOLDERS' EQUITY

The discussion regarding stockholders' equity of the Company set forth in Note 8, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

9.	INCOME TAXES

The discussion regarding income taxes of the Company set forth in Note 9, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

10.	COMMITMENTS AND CONTINGENCIES

The discussion regarding commitments and contingencies of the Company set forth in Note 10, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

11.	RELATED PARTY TRANSACTIONS

The discussion regarding related party transactions of the Company set forth in
Note 11, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.

12.	ALLOWANCE FOR ENVIRONMENTAL LIABILITIES

The discussion regarding related party transactions of the Company set forth in
Note 12, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No. 2-87738) for the fiscal year ended March 31, 1995, is incorporated herein by reference.


=================================================================

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
DECEMBER 31, 1995
(UNAUDITED)


Statements of Operations:

	Quarter Ended December 31, 1995 Compared to
	Quarter Ended December 31, 1994

Total revenues for the quarter ended December 31, 1995 were $330,800 versus $285,624 for the same period in the previous year. This increase in revenues is attributable to the $61,927 gain realized on the renegotiation of a note payable. Billing and management fee income decreased 8% from $264,962 in last year's third quarter to $245,134 in the current quarter. Interest and dividend income increased 2% to $23,739.

Consolidated net loss after taxes for the quarter ended December 31, 1995 totaled $46,117, as compared with a net loss after taxes of $122,854 from the second quarter of the previous year. General and administrative expenses decreased 10%, due to reductions in depreciation and amortization expenses, but interest expense increased to $27,844, 67% higher than the $16,639 recorded in the quarter ended December 31, 1994. Medfin Management Corp. contributed a loss of $63,922 from gross revenues of $208,353 and expenses of $272,275. Amortization and depreciation expense comprised $7,391 of Medfin's expenses, and intercompany interest and billing fees to another subsidiary comprised $42,152 of those expenses. Healthcare Professional Billing contributed $36,316 of the net loss on billing income of $65,984 and expenses of $102,300. $14,277 of Healthcare's billing fee income was derived from fees charged to other subsidiaries, $16,810 of its expenses were composed of depreciation and amortization expense and intercompany interest comprised
$8,133 of its expenses.

In an effort to improve efficiency and reduce costs, Medfin Management Corp. consolidated its two locations into one facility during January, 1996. This is expected to lower both revenues and expenses on a going forward basis, but is expected to result in higher overall net income for the subsidiary. However, management cannot and does not guarantee that this will be the case.

Liquidity, Capital Resources and Income Taxes:

At December 31, 1995 working capital amounted to $12,979, compared to March 31, 1995, when working capital was $46,438.

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

Impact of Inflation and Other Business Conditions:

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


                                         T.H. LEHMAN & CO., INCORPORATED
                                                        AND SUBSIDIARIES


Date:  February 9, 1996                          							SHANNON C. GRIES
                                          							Secretary/Treasurer and
                                   										Principal Financial Officer