Form 10KSB
period 1996-03-31
LEHMAN T H & CO INC
filed 1996-07-17
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from            to            .

Commission file number
2-87738

T.H. LEHMAN & CO., INCORPORATED
 (Name of small business issuer in its charter)

Delaware                                                       22-2442356
(state or other jurisdiction                               (I.R.S./Employer
of incorporation or organization                         Identification Number)

4900 Woodway, Suite 650, Houston, Texas                            77056
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (713) 621-8404

Securities registered under Section 12(b) of the Exchange Act:
Common Stock, $.01 Par.
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None.

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.  Yes  X
 No  .

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year were $1,203,794.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $581,462 as of July 1, 1996.

                                  3,230,342
        (Number of shares of common stock outstanding as of March 31, 1996)


PART I

BUSINESS

ITEM 1.
DESCRIPTION OF BUSINESS

Introduction:

T.H. Lehman & Co., Incorporated (referred to as the "Company or Registrant"), was organized in March, 1983 as a Small Business Development Company ("SBDC") and was an SBDC until April, 1988. From April, 1988 to August, 1990 it operated through subsidiaries as a broker/dealer and investment advisor. Effective October 27, 1989, the Company acquired all of the outstanding stock of Self Powered Lighting, Inc. a New York corporation with offices in Elmsford, New York ("SPL") from an entity affiliated with two of the Company's directors.
 Effective July 1, 1993 the Company sold all of the outstanding stock of SPL to Helionetics, Inc. See Item 12. "Certain Relationships and Related Transactions" for a description of SPL's business and the acquisition transaction. Although it is no longer an SBDC and has sold its broker/dealer and investment advisory business, the Company continues to maintain certain of its investments. During 1992 the Company entered the business of medical accounts receivable financing and furnishing medical providers with non-medical management services.

Medical Financial Services:

The Company in August 1992 began operations in the area of medical financial services, such services being provided through specific subsidiaries. The primary focus of these operations is the financing and collection of accounts receivable generated by medical practitioners through their provision of diagnostic services and patient treatment. However, some of these subsidiaries offer substantial additional services to medical practitioners. The services are marketed both on an integrated and on an unbundled basis to doctors, depending upon their individual needs. Initially, this is being accomplished through the following operating entities:

MedFin Management Corp. was created to provide medical practitioners with non-medical general and administrative functions such as accounting, marketing, management, non-medical staffing, facilities, equipment, and billing and collection of receivables. Revenues are derived from fees charged for these services. Presently, the company has one client, which operates a multi-specialty clinic in the Los Angeles, California area. This client has, to date, concentrated its practice on workers' compensation medicine and treatment for personal injury victims, providing services primarily on a lien basis. The client is currently seeking to diversify its patient mix by focusing more toward private pay and HMO/insurance clients.

MedFin Capital Resources, Inc. and HLT Holding Corporation are both engaged in the purchase of medical accounts receivable as well as the secured lending of funds to doctors against their receivables. This is accomplished via bulk purchases of accounts receivable, often in conjunction with commitments for purchases of future receivables generated or advances against such future receivables. The initial venture has involved a highly specialized niche within this market, i.e. industrial medicine, an area which, due to its complexity and overall nature typically precludes doctors from obtaining funding through conventional financing sources. Specifically, this area pertains to liens for medical services (evaluations and treatment) provided to applicants in the California workers' compensation system (typically self-procured). Fees for such services are regulated with schedules set by the state workers' compensation authority. Collection of such liens, if for eligible medical-legal services and/or treatment, may not be finally resolved for a period of two to three years, the forum for such resolution generally being an involved settlement process or adjudication by judgments in a court approved procedural process involving the state workers' compensation board. Typically significant discounts from the face amount of liens will be experienced. Payment is made by third party insurance carriers or self-insured employers or state workers' compensation programs. Specialized legal counsel is retained by the Company to aid in the overall collection of disputed claims and the evaluation of purchased portfolios. Presently the Company has under evaluation a number of portfolios which it could purchase at significant discounts to the face amount should any such transaction be consummated. Additionally, the company also purchases and finances liens generated through self-procured treatment by plaintiffs in personal injury lawsuits and will provide financing for such receivables to specialized medical practitioners. This category of receivable has an expected duration of over two years until the case is settled or resolved in court and the lien extinguished. Such resolution will typically be at a significant discount to the face amount outstanding.

HLT Holding Corporation has, to date, purchased one accounts receivable portfolio that was derived from services provided to plaintiffs, an August, 1992 transaction consisting of gross accounts of $2,639,010. Consideration given amounted to $250,000 cash and $500,000 in notes payable. Gross collections through March, 1996 amounted to $733,465 and write-offs totaled $1,035,564, leaving a balance of $869,981 face value. This overall experience is below expectations. Collection efforts have been hampered by an overall policy of outright denial by insurers to pay claims or resolve them in a timely manner without the necessity of court proceedings. This is occurring in an atmosphere of alleged abuses in the California workers' compensation industry involving fraud, overutilization, and overcharging by medical practitioners. Legislative reform, most notably a California workers' compensation bill passed in July, 1993, has narrowed allowable services eligible for payment and reduced amounts allowable per procedure on a going forward basis, as well as providing for criminal sanctions for abuse overall. These reforms are expected to resolve most of these issues. Given the current climate however, there can be no assurance that the Company will realize a profit on this investment or even a return of its invested principal to date. In the interim, industry volume has contracted with the weak California economy, payments have diminished, the courts have become tougher on claims allowed, and as a result a number of the major specialty multi-clinic practices have ceased operations. This has severely impacted the cash flows of medical practitioners engaged in this area such that numerous opportunities for the purchase of additional outstanding receivables have occurred. The risk-reward scenario created by this environment and the timing of collections, the Company believes, has resulted in a very high return on investment situation; thus, a funding program to obtain necessary investment capital is being explored to capitalize on this opportunity.

MedFin Management Corporation receives, as a fee for its clinic management services, revenues that are indirectly related to the overall collections of its client practitioners' receivables. MedFin Management Corporation also provides working capital on an as-needed basis to those clients with receivables as collateral for such advances and UCC filings made thereon. However, the Company is not engaged in the practice of medicine which, for non-doctor controlled entities, is not legally allowed in California.

As a further adjunct to the financing/management services provided through subsidiaries to medical practitioners, effective February 1, 1993, the Company purchased Healthcare Professional Billing Corp. (HPB), in Broomfield, Colorado a billing and collection service that is utilized by both its captive clients and doctors in the metropolitan Denver and surrounding areas. The purchase price was $354,080, consisting of $140,000 in cash and the balance of $214,080 in notes payable. Healthcare Professional Billing Corp. provides billing and collection services with the aid of a computerized system to medical practitioners who have either individual or group outpatient practices. Revenues for these services are derived from a fee based upon a percentage of collected billings. This company has been in business for eleven years under the previous owner and is currently undertaking efforts to further expand its customer base. Competition is keen within the industry, coming both from the numerous entities providing similar services and the many firms that sell turnkey systems or software packages designed to enable medical practitioners to handle billing and collection functions internally with their staff. The Company believes, however, that the overall quality of its collection results and its timely service distinguish it from its competitors and it does not intend to use pricing as a determinant in obtaining new business. The collection business is subject to various state and Federal regulations, all of which, to the best of its knowledge, the Company is in compliance with and there are no outstanding claims against the Company with respect to these regulations.

Environmental Matters:

The company is subject to various laws and regulations with respect to employee health and safety and the protection of the environment. The Company believes that it is in substantial compliance with such laws and regulations. See Footnote 12: Allowance for Environmental Liability, page F-17 Consolidated Financial Statements.

Employees:

The Company directly employs one person on a full-time basis. MedFin Management Corporation employs 15 persons who are engaged in executive, administrative and clerical positions. HPB employs 8 people who are engaged in executive, administrative and clerical positions.

The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.


ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. In addition, HPB leases office space in Colorado under an operating lease that expires on December 31, 1996. Monthly rental payments are $1,194 plus certain utility costs. MedFin Management Corporation leases office space in Burbank, California under an operating lease that expires on October 31, 1997. Monthly rental payments are $6,583, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any material legal proceeding.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has not been an annual meeting held since November 1991.

PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

a)          Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 1996 are as follows:


         For the Quarter Ended                High                     Low

        June 30, 1994                         1 1/4                    1 1/4
        September 30, 1994                    1                        1
        December 31, 1994                     1                        1
        March 31, 1995                        1                        1

        June 30, 1995                        1/2                      1/2
        September 30, 1995                   1/2                      1/2
        December 31, 1995                    1/2                      1/2
        March 31, 1996                       1/2                      1/2

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

On August 15, 1994, the Company was delisted from the NASDAQ Small Cap Market as a result of failing to timely file the annual report.

b)          Number of Holders of Common Stock

As of June 30, 1996 the Company had approximately 142 shareholders of record. Philadep & Co. was the registered holder of 141,960 shares and Cede & Co. was
the registered holder of 524,113 shares.   Because many of the shares are
registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)          Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 1996.

ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 1996 Compared to
Fiscal Year Ended March 31, 1995

Revenues for the fiscal year ended March 31, 1996 were $1,203,794, up from the prior year's revenues of $1,078,987. The increase in revenues is largely due to the $61,927 gain realized on the renegotiation of a note payable. In addition, realized and unrealized gain on investments was $28,564, a $54,134 increase over the $25,570 loss on investments recognized during the previous year. Billing and management fees were $1,028,495, substantially the same as last year's fees of $1,025,092. The current year's fees, however, would have been generated with 10% less in general and administrative costs, had it not been for the creation of a $222,643 increase in the reserve for uncollectible receivables. The actual general and administrative costs were $1,644,286, a $60,379 increase over last year's $1,583,907, but totaled $1,421,643 before this reserve charge in the fiscal year ended March 31, 1996, a $162,264 decrease from the prior year. This decrease is primarily attributable to lower depreciation and amortization charges, as well as reduced travel and automobile expense. Interest expense for the year increased from $45,394 in fiscal 1995 to $97,371 in fiscal 1996 due to increased use of loans and lines of credit during the year, which funded both investments and operations. Overall, net loss for the current year totaled $537,863, similar to last year's loss of $550,314.

Fiscal Year Ended March 31, 1995 Compared to
Fiscal Year Ended March 31, 1994

Revenues for the fiscal year ended March 31, 1995 were $1,078,987, down from the prior year's continuing operations revenues of $1,200,667. While billing and management fees for the fiscal year ended March 31, 1995 were $368,358 higher at $1,025,092 than the previous year's billing and management fees of $656,734, there was a net loss on investments and asset disposal of $25,570, a significant decrease from the $438,628 in net gains realized in the fiscal year ended March 31, 1994. This net loss included investment basis write-downs of $124,000. Consolidated net loss for the 1995 fiscal year was $550,314, while consolidated net loss on continuing operations for the previous year amounted to $369,370. This decrease is a result of both the investment losses and slightly higher general and administrative costs. Interest expense was $45,394 for the fiscal year ended March 31, 1995, down from the previous year's $78,697. This decrease is primarily due to the early payoff of the note payable associated with the acquisition of the medical billing business.

Liquidity, Capital Resources and Income Taxes

At March 31, 1996 working capital amounted to $47,879, substantially unchanged from the working capital balance of $46,438 at March 31, 1995.

MedFin Management, Corp. will continue to require working capital infusions over the next few months, as the outstanding receivable collections mature to cover current cash operating requirements; in the interim the Company believes that it has adequate resources to meet such working capital needs.

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

At March 31, 1996, the Company had an operating tax loss carryforward of approximately $4,400,000. The Company's effective tax rate for financial statement purposes for fiscal year 1996 is negligible based upon continuing losses, the aforementioned net operating loss carry forwards and other factors.

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


ITEM 7.
FINANCIAL STATEMENTS

The financial statements and supplementary data are listed at "ITEM 13:
EXHIBITS AND REPORTS ON FORM 10-KSB" in this document.

 (See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)


ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Company's Certifying Accountant - Not Applicable.

PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT


The Directors and Executive Officers of the Company  are as follows:

Name                     Age              Director Since              Position

Dibo Attar               56                     1988                  Director
Elliot Gerstenhaber      50                     1996                  Director
Richard Farkas           70                     1996                  Director
Edmond Nagel             55                     -----                President
Shannon C. Gries         29                     -----      Secretary/Treasurer

The term of office of each director is until the next Annual Meeting of Shareholders, or until such time as their successors shall have been duly elected and qualified. Officers serve at the pleasure of the board. There are no family relationships between any of the Company's directors or officers.

Background of Officers and Directors:

Dibo Attar's principal business is an investor and a consultant to domestic and international companies. Mr. Attar is a director of Newpark Resources, Inc., which is engaged in providing oil field services. He is also a director of KTI, Inc., a public company which is engaged in the sale of electric power from incineration of municipal solid waste.

Richard P. Farkas is a graduate of Princeton and Yale Universities and attended New Jersey Law School. He held corporate executive and operating positions with major international companies prior to acquiring his own paper products company, which was later sold to a major consumer products company. He then founded IMC International Management Consultants, Inc., which operates out of several domestic and European offices providing services to multi-national corporations ranging in annual revenue size from $5 million to $4 billion.

Elliot Gerstenhaber is a 1968 graduate of the University of Pennsylvania. He received a juris doctorate degree from South Texas College of Law in 1975. He recently left the private practice of law to develop real estate throughout the southeastern United States. He is President of Segue, Inc., a privately-held company.

Edmond Nagel has been an officer of the Company since October, 1989 and President since August, 1990. Prior to his appointment as Vice President, Mr. Nagel had been employed by the company on a part-time basis since August, 1988. Since January, 1985 Mr. Nagel has been an independent financial consultant.
Mr. Nagel graduated with honors in 1963 from the Wharton School of Finance at the University of Pennsylvania with a BS degree in Economics and received a juris doctorate degree from the University of Miami Law School in 1968. In January, 1993 Mr. Nagel entered into a consent to Entry of Final Judgment of permanent injunction with the U.S. Securities and Exchange Commission (LA-586) without admitting or denying any of the allegations in the complaint as set forth in the consent.

Shannon Gries became an officer of the Company in December, 1993. She is an employee of Woodco Fund Management, which provides management services to the Company. Ms. Gries graduated with honors in December, 1992 from the University of Houston - Clear Lake with a Bachelor of Science degree in Accounting and became a licensed CPA in November, 1994.


ITEM 10.
EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 1996, 1995, and 1994.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
Edmond C. Nagel, President        1996        $75,000        $     0
                                  1995        $75,000        $25,000
                                  1994        $75,000        $     0
Shannon C. Gries, Sec./Treas.     1994        $0             $12,500

Stock Options:

In November 1990 the Board of Directors adopted, and subsequently on November 8, 1991 shareholders approved, the adoption of the 1990 Stock Option Plan ("1990 Plan"), under which options will be granted for an aggregate of 500,000 shares of Common Stock prior to November 20, 2000. Such Plan resulted in the termination of the 1988 Stock Option Plan. Certain options were granted to officers and directors of the Company under the 1990 Stock Option Plan which was approved by the shareholders. All employees of the Company and its subsidiaries, as well as directors, officers and third parties providing services to the Company or its subsidiaries are eligible to participate in the 1990 Plan.

All shares available under the 1990 Plan are subject to adjustments that may be made for a merger, recapitalization, stock dividend, stock split or other similar change affecting the number of outstanding shares of Common Stock. Shares subject to an option that lapses, terminates or is forfeited will be available for future options or awards.

Options granted may either be Incentive Stock Options ("ISO") pursuant to which the recipient receives tax benefits or non-incentive stock options. The 1990 Plan provides, among other things, that options may be granted to purchase shares of Common Stock at a price per share fixed by the Board of Directors and, in the case of an ISO, at not less than the fair market value of the applicable class of the Company's Common Stock on the date of option grant (110% of such fair market value in the case of optionee's holding 10% or more of the combined voting rights of the Company's securities). The Board of Directors or a committee appointed or elected by the Board of one or more Board members (the "Committee") may determine the persons to whom options are to be granted and the number of shares subject to each option. Options may be exercised by the payment in full in cash or by, with approval of the Board of Directors, payment of par value with a note for the balance.

The Board may at any time amend, suspend, or discontinue the Plan, provided that certain amendments may not be made by the Board without approval of the stockholders. Amendments may not alter an outstanding option without the consent of the optionee.

At the time of adoption of the Plan the Company issued ten-year Stock Options with an exercise price at $1.50 to purchase 350,000 shares of which 350,000 shares were issued to officers, a consultant and directors. At the date of the award the high bid price of the Common Stock was $.75. All outstanding employee options are exercisable at $1.50 per share and all are non-incentive options. 105,000 options were granted during the fiscal year ended March 31, 1995 at exercise prices of both $1.50 per share and $2.00 per share. No options were granted during the fiscal year ended March 31, 1996. Following is a list of all stock options granted:

                        Number of        When         Exercise     Current
     Name               Options         Issued         Price      Status
Julio Henriquez         100,000          1990          $1.50      Canceled
Edmond Nagel            100,000          1990          $1.50      Outstanding
Charles Olson, Jr.       50,000          1990          $1.50      Canceled
Ivor Braka               25,000          1990          $1.50      Outstanding
Vincent Galano, Sr.      50,000          1990          $1.50      Outstanding
Rodolfo Oeschslin        25,000          1990          $1.50      Outstanding
Lee R. Mathis             5,000          1992          $1.90      Outstanding
Mark S. Cox              20,000          1992          $2.00      Canceled
Murray Husarsky          20,000          1992          $2.00      Outstanding
Brenda Heartfield        10,000          1992          $1.50      Outstanding
Julio Henriquez           5,000          1993          $2.00      Outstanding
Linda Carroll            10,000          1994          $1.50      Outstanding
Ramanathan Prakash       10,000          1994          $2.00      Outstanding
Russell Molina            5,000          1994          $2.00      Outstanding
Allen Goldstone          15,000          1994          $2.00      Outstanding
Sandy Schwartz           15,000          1994          $2.00      Outstanding
Brenda Heartfield        50,000          1994          $1.50      Outstanding
                       _________
Total Issued            515,000
Less Canceled Shares   (170,000)
                       _________
Total Outstanding       345,000
                       =========

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 30, 1996:


Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Swifton, N.V.               (4)
          Landhuis Joonchi                   301,237                 9.3%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (4)
          Landhuis Joonchi                   281,383                 8.7%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Nassa 31                       985,800                30.5%
          Lugano, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                18.5%
          4900 Woodway, Suite 650
          Houston, TX 77056

(b) Security Ownership of Management

          Dibo Attar              (1) (2)       -0-

          Elliot Gerstenhaber                   -0-

          Richard Farkas                        -0-

          Shannon C. Gries                    10,000                 .3%

          Edmond Nagel                (3)    215,601                6.7%

          Directors and Officers
          as Group 5 persons               2,442,185               74.0%
          (1) (2) (3) (4)


Notes to Table of Beneficial Owners and Management:

(1) The securities of Greenwich Securities, Ltd. are owned by the Ezra and Linda Attar Family Foundation, which is a family trust organized under the laws of Lichenstein. Mr. Dibo Attar, a director, has the sole voting and investment power with respect to the common stock owned by Greenwich Securities Ltd.

(2) Dibo Attar is a consultant to Capital Holdings, Inc., parent to Millingway, Inc.

(3) Does not include 100,000 stock options which are fully vested and held by Edmond Nagel.

(4) Swifton, N.V. and Burton, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 1996 and March 31, 1995, the Company incurred management fees for facilities and services provided by Capital Holdings, Inc., in the amount of $94,200 and $98,400 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

Mr. Dibo Attar, a director and an indirect principal shareholder of the Company is a consultant to Capital Holdings, Inc., the parent of Millingway, Inc. During the year ended March 1992, the Company entered into a two year line of credit for $450,000 with Sogevalor S.A. In exchange for the funding commitment, the Company issued a Common Stock Purchase Warrant Certificate for the purchase of 100,000 shares of common stock at $1.25 originally expiring February 13, 1994. This Warrant Certificate has been extended to December 31, 1997 in conjunction with an extension of the note due date. As of March 31, 1996, $290,785 in principal and interest is outstanding under this credit line.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended March 31, 1996.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets
           As of March 31, 1996 and 1995
Consolidated Statements of Operations
          Years Ended March 31, 1996 and 1995
Consolidated Statements of Changes in Shareholders' Equity
          Years Ended March 31, 1996 and 1995
Consolidated Statements of Cash Flows
          Years Ended March 31, 1996 and 1995

Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1996.

     (c)  Exhibits:

Exhibit No. Exhibit

3.1 Certificate of Incorporation of T.H. Lehman & Co., Incorporated (the Company) as amended.*

3.2 By-laws of the Company. Incorporated by reference from the Company's Form 8-A dated October 31, 1984 for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934.*

4.1 Stock Purchase Agreement, dated February 23, 1988, by and between the Company and Greenwich Securities, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated May 10, 1988.*

10.1 Acquisition Agreement, dated December 28, 1988, by and between the Company and Greenwich Securities, Inc. incorporated by reference from the Company's Current Report on Form 8-K dated May 10, 1988.*

10.2 Letter Agreement, dated April 30, 1990, between the Company and Millingway, Inc. amending the Acquisition Agreement, dated December 28, 1989.*

10.4 Employment Agreement, dated as of January 2, 1990, between SPL and Julio Henriquez.*

10.6 Agreement, dated March 14, 1991, by Convergent Solutions, Inc., Vincent Galano, Ralph Reda, Thomas Borsanko, The Company, Dibo Attar, and Attar ISERP (Profit Sharing Plan).*

10.7 Sales contract dated October 8, 1993 by and between the Company and Helionetics, Inc. incorporated by reference from the Company's current report on Form 8-K dated July 1, 1993.*

*These items have been previously submitted and are therefore incorporated only by reference.

Individual financial statements of the Company are not furnished because consolidated financial statements are furnished.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.H. Lehman & Co., Incorporated


Edmond Nagel, President

Date: July 12, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                Date



Edmond Nagel                  President             July 12, 1996
                             (Principal
                           Executive Officer)


Shannon C. Gries           Secretary/Treasurer      July 15, 1996
                          (Principal Accounting &
                           Financial Officer)


Dibo Attar                     Director             July 12, 1996



Elliot Gerstenhaber            Director             July 12, 1996



Richard P. Farkas              Director             July 12, 1996

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors                                    F-2

Consolidated Balance Sheets
           As of March 31, 1996 and 1995                          F-3

Consolidated Statements of Operations
          Years Ended March 31, 1996 and 1995                     F-5

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 1996 and 1995                     F-6

Consolidated Statements of Cash Flows
          Years Ended March 31, 1996 and 1995                     F-7

Notes to Consolidated Financial Statements                        F-9































REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
T.H. Lehman & Co., Incorporated

We have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1996 and 1995, and the results of their operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Hollander, Gilbert & Co.

Los Angeles, California
July 15, 1996













T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND MARCH 31, 1995


ASSETS

                                                     1996               1995
CURRENT ASSETS                                   __________         __________

Cash                                             $   47,879         $   46,438
Trading securities (Note 3)                          17,600              7,794
Accounts receivable                                  56,439             48,401
Non-interest bearing advances to related
parties (Note 11)                                         0                 36
Prepaid expenses and other current assets             9,820             41,072
Current portion of non-current receivables
(Note 4)                                            446,535            228,314
                                                 __________         __________

TOTAL CURRENT ASSETS                                578,273            372,055


PROPERTY AND EQUIPMENT AT COST,
less accumulated depreciation of $242,891 at
March 31, 1996 and $189,280 at March 31, 1995
(Note 5)                                             95,452            137,185

OTHER ASSETS
Securities available for sale (Note 3)              863,291            515,156
Investments in non-public companies, at cost         64,500             64,500
Non-current receivables (Note 4)                  1,336,138          1,806,750
Deposits                                              7,429              9,735
Certificate of Deposit - Restricted (Note 12)        80,000
Patents, trademarks and tradenames-at cost
less accumulated amortization of $6,943 at
March 31, 1996 and $4,750 at March 31, 1995           4,020              6,213
Covenants not to compete, less
accumulated amortization of $358,875 at
March 31, 1996 and $324,493 at March 31, 1995        63,032             97,414
Excess of cost over net assets of acquired companies,
less accumulated amortization of $18,125 at
March 31, 1996 and $13,125 at March 31, 1995         31,875             36,875
                                                 __________         __________

TOTAL OTHER ASSETS                                2,450,285          2,536,643
                                                 __________         __________
TOTAL ASSETS                                     $3,124,010         $3,045,883
                                                 ==========         ==========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND MARCH 31, 1995


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1996               1995
CURRENT LIABILITIES                              __________         __________

Loans payable - financial
institutions (Note 6)                            $  202,392         $  225,513
Accounts payable                                    389,119            285,477
Accrued liabilities                                  88,195             95,374
Current portion of long-term debt (Note 7)          430,147            304,077
Estimated environmental liability (Notes
2 and 12)                                           234,633            245,442
                                                 __________         __________

TOTAL CURRENT LIABILITIES                         1,344,486          1,155,883

LONG-TERM DEBT, LESS CURRENT PORTION
(Note 7)                                            560,112            448,463
                                                 __________         __________

          TOTAL LIABILITIES                       1,904,598          1,604,346

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
5,000,000 shares, issued 3,230,342 shares
at March 31, 1996 and March 31, 1995                 32,303             32,303
Additional paid-in capital                        7,293,394          7,293,394
Unrealized gain on investments                      315,738                  0
Accumulated deficit                              (6,373,585)        (5,835,722)
Treasury stock at cost - 25,000 shares              (48,438)           (48,438)
                                                 __________         __________

TOTAL STOCKHOLDERS' EQUITY                        1,219,412          1,441,537
                                                 __________         __________
                                                 $3,124,010         $3,045,883
                                                 ==========         ==========







See accompanying Notes to Consolidated Financial Statements

PageF-4

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                     1996              1995
                                                 __________         __________

REVENUES
Management and billing fees, net of
allowances                                       $1,028,495         $1,025,092
Interest and dividends                               84,808             79,465
Net gain (loss) on investments                       28,564            (25,570)
Net gain (loss) on debt settlement                   61,927                  0
                                                 __________         __________

TOTAL REVENUES                                    1,203,794          1,078,987

OPERATING EXPENSES
Selling, general and administrative               1,644,286          1,583,907
Interest expense                                     97,371             45,394
                                                 __________         __________

TOTAL OPERATING EXPENSES                          1,741,657          1,629,301
                                                 __________         __________

LOSS BEFORE INCOME TAXES                           (537,863)          (550,314)

PROVISION FOR INCOME TAXES (Note 9)                       0                  0
                                                 __________         __________

NET LOSS                                        ($  537,863)       ($  550,314)
                                                 ==========         ==========

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342          3,230,342
                                                 ==========         ==========


NET LOSS PER COMMON SHARE                            ($0.17)            ($0.17)
                                                 ==========         ==========







See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995

BALANCE March 31, 1994:

   Common Stock                                    Treasury Stock
 ________________ Additional              Unreal. _______________
  Shares           Paid-in   Accumulated  Gain on Shares
  Issued   Amount  Capital     Deficit    Invest.  Held    Amount     Total
_________ _______ __________ ____________ _______ _______ _________ __________

3,205,342 $32,053 $7,268,644 ($5,285,408)         25,000  ($48,438) $1,966,851

Purchase of Treasury Stock (Note 8):               5,000   (10,000)    (10,000)

Sale of Treasury Stock                            (5,000)   10,000      10,000

Shares Issued for Compensation:

   25,000     250     24,750                                            25,000

Net Loss                        (550,314)                             (550,314)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1995:

3,230,342  32,303  7,293,394  (5,835,722)         25,000   (48,438)  1,441,537
_________ _______ __________ ____________ ________ ______ __________ __________

Unrealized Gain on Investments            315,738                      315,738

Net Loss                        (537,863)                             (537,863)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1996:

3,230,342 $32,303 $7,293,394 ($6,373,585) 315,738 25,000  ($48,438) $1,219,412
========= ======= ========== ============ ======= ======  ========= ===========









See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                     1996               1995
                                                 __________          __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        ($  537,863)       ($  550,314)
Adjustments to reconcile net loss to
net cash required by operating activities:
  Depreciation and amortization                      95,185            158,493
  Provision for bad debts                           222,643                  0
  (Gain) loss on marketable securities and
  other assets                                      (90,491)            25,570
  Deposits (paid) received                            2,305             (2,866)
  Shares issued for services                              0             25,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable       (8,038)            (7,026)
    (Increase) decrease in prepaid expenses
    and other current assets                         31,252              1,015
    (Increase) decrease in prepaid income taxes           0                  0
    Increase (decrease) in accounts payable         103,642            152,761
    Increase (decrease) in accrued liabilities      104,600             19,341
                                                  _________          _________
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                              (76,765)          (178,026)
                                                  _________          _________


CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (952,302)        (1,100,695)
  Collection of notes receivable                    574,094            952,535
  Collections from related parties                       36            100,829
  Acquisition of securities                        (149,985)           (42,506)
  Proceeds from sale of investments and
  other assets                                       56,346             45,130
  (Acquisition) of property and
  equipment                                         (11,878)           (19,360)
  Payment of estimated environmental liability      (10,809)           (29,558)
                                                  _________          _________
NET CASH REQUIRED BY
  INVESTING ACTIVITIES                             (494,498)           (93,625)
                                                  _________          _________




See accompanying Notes to Consolidated Financial Statements

Page F-7
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996 AND MARCH 31, 1995


                                                     1996               1995
                                                 __________         __________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
  institution                                       (23,121)                 0
  Repayment of loans payable - financial
  institution                                             0            (41,418)
  Proceeds of long-term debt                        795,240            534,895
  Repayment of long-term debt                      (199,415)          (242,964)
                                                  _________          _________
NET CASH PROVIDED BY FINANCING ACTIVITIES           572,704            250,513
                                                  _________          _________

INCREASE (DECREASE)IN CASH                            1,441            (21,138)
CASH - BEGINNING                                     46,438             67,576
                                                  _________          _________

CASH - END                                       $   47,879         $   46,438
                                                  =========          =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   38,351         $   33,093
                                                  =========          =========

  Income Taxes                                   $        0         $        0
                                                  =========          =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Reduction in Notes Payable per Settlement
Agreement (Note 2)                               $   61,927         $        0
                                                  =========          =========

Common stock issued for fees/compensation        $        0         $   25,000
                                                  =========          =========

Sale to certain of the Company's lenders of note
receivable issued by Helionetics by reducing
notes payable due those lenders                  $  407,956         $        0
                                                  =========          =========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 AND 1995


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, provides medical business management services including billing and collection in California and Colorado through its wholly-owned subsidiaries.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Securities - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable securities not classified as either investment securities which are held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

Receivables - Collections on receivables acquired in bulk are credited to the outstanding balances (which reflects the amount paid for such receivables). Excess amounts received, if any, will be credited to revenue only after the Company has recouped its initial cost.

Assigned medical billings represent the contractual percentage of medical provider receivables of medical practices to which the Company provides management services. Revenues are recognized when the medical services are provided, according to the contractual percentage after uncollectible allowances.

Patents, Trademarks and Tradenames - Patents, trademarks and tradenames are being amortized on a straight-line basis over 5 years.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using both the accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred, while expenditures for betterments and renewals are capitalized.

Earnings (Loss) Per Share - Earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Common share equivalents are not included if anti-dilutive.

Excess of Cost Over Net Assets of Acquired Companies - Excess of cost over net assets of companies acquired is being amortized on a straight-line basis over periods not exceeding ten years.

Covenants Not to Compete - Expenditures made in conjunction with acquisitions are being amortized over the lives of the specific agreements, which range from 24 months to 60 months.


2.     ACQUISITIONS AND DISPOSITIONS

On July 1, 1993, the Company sold its manufacturing subsidiary to Helionetics, Inc. for a face amount convertible unsecured 6% promissory note of $400,000 payable on December 31, 1996. Interest is payable quarterly beginning March 31, 1994. The note is convertible into Helionetics, Inc. common stock at a price of $40 per share (adjusted for 1 for 10 reverse stock split). This note was sold for the face amount plus accrued interest on March 1, 1996 via a non-cash transaction by which the note was transferred on a non-recourse basis to certain non-related lenders in payment of notes payable and accrued interest on those notes. The Company was also issued warrants to purchase Helionetics, Inc. common stock at a price of $60 per share (adjusted for 1 for 10 reverse stock split) through July 1, 1996. No value was ascribed to these warrants. Under the agreement to sell the subsidiary, the Company assumed the responsibility for any hazardous wastes and/or environmental clean up and damage with respect to the leased facilities and has agreed to indemnify Helionetics, Inc. for any and all damages or liabilities which were estimated at $275,000. See Footnote 12: Allowance for Environmental Liability, Page F-17 for further information.

In August, 1992, the Company entered into various agreements, including both consulting and covenant not to compete agreements, wherein it purchased certain assets and assumed certain liabilities of a medical practice management entity located in California whose primary business was to manage a chiropractic facility. A portion of the purchase price was attributable to the bulk purchase of outstanding personal injury and industrial medical accounts receivable from the retired provider who owned the medical management entity. The aggregate purchase price approximated $1,050,000, of which $450,000 was payable under a note requiring payments of $8,771 per month for 30 months with interest of 4%, commencing November, 1993. The Company successfully renegotiated this note in October, 1995, resulting in a gain of $61,927. As of March 31, 1996, all remaining amounts due on this note have been paid in full.


3.     SECURITIES AVAILABLE FOR SALE

The Company has investments in marketable securities which are not expected to be sold during the next fiscal year. These investments are carried at fair value.  Those values at March 31, 1996 and March 31, 1995 are as follows:

                                                  1996               1995
                                               __________         __________
KTI, Inc.                                       $730,084(a)        $455,050

Other equity investments in public entities      133,207             60,106
                                               __________         __________
                                                $863,291           $515,156
                                               ==========         ==========

(a) KTI, Inc. ("KTI") - As of March 31, 1994, the Company had 229,000 common shares and warrants to acquire 250,000 common shares of Convergent Solutions, Inc. ("CSI") at $2.00 per share.

On February 8, 1995, KTI, Inc. acquired CSI in a stock swap. CSI shareholders received one KTI common share for each CSI common share. Subsequently, on March 10, 1995, KTI approved a one-for-three reverse stock split effective March 24, 1995.

During the fiscal year ended March 31, 1995, the Company acquired an additional 10,000 shares of KTI in consideration for the extension of due dates on notes receivable held by the Company.

As of March 31, 1996, the Company had 86,333 common shares of KTI with a fair value of $625,917. The CSI warrants, which expired in March, 1995, were renewed during fiscal 1996, adjusting for the KTI acquisition and the reverse stock split; therefore, at March 31, 1996, the Company held warrants to acquire 83,333 common shares of KTI at $6.00 per share, which expire in March, 2000. At March 31, 1996, the market price of KTI common stock was $7.25 per share.

Unrealized gains and losses for marketable equity securities at March 31, 1996 and 1995 are as follows:

                                     1996                       1995
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $  7,794    $547,553       $  7,794    $515,156

Aggregate Market Value        $ 17,600    $863,291       $  7,794    $515,156

Gross Unrealized Gains        $  9,806    $358,244       $      0    $      0

Gross Unrealized Losses       $      0    $ 42,506       $      0    $      0








4.          NON-CURRENT RECEIVABLES

     Notes receivable at March 31, 1996 and March 31, 1995 consisted of the following:

                                                          1996       1995
                                                       __________  __________

Purchased receivables of a medical provider
adjusted to estimated net realizable value (See Note
2).  All of the remainder of the unpaid is expected
to be collected during the current fiscal year.         $   6,535  $   52,396

Assigned medical billings net of allowances of
which $440,000 of the unpaid is expected to be
collected during the current fiscal year.               1,489,193   1,196,342

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           631,740     502,560

Convertible 6% unsecured promissory note issued
by Helionetics, Inc. in conjunction with its purchase
of the Company's former manufacturing subsidiary
due and payable December 31, 1996.  Interest is
payable quarterly.  This note was sold for face value
plus accrued interest due in March, 1996.                       0     405,918
                                                       __________  __________
                                                        2,127,468   2,157,216
          Less Allowance for Uncollectible               (344,795)   (122,152)
                                                       __________  __________
                                                        1,782,673   2,035,064
          Less Current Portion                           (446,535)   (228,314)
                                                       __________  __________
                                                       $1,336,138  $1,806,750
                                                       ==========  ==========


5.     PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1996 and March 31, 1995 consisted of the following:
                                Life                   1996           1995
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $    4,484      $    4,484
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              333,359         321,481


Page F-12

                                                   __________      __________
                                                      338,343         326,465
          Less Accumulated Depreciation              (242,891)       (189,280)
                                                   __________      __________
                                                   $   95,452      $  137,185
                                                   ==========      ==========


6.          LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of March 31, 1996 and March 31, 1995, the outstanding balance against this line of credit totaled $202,392 and $225,513, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the years ended March 31, 1996 and 1995 was 10.5% and 10% respectively, which was computed based on month-end balance. During the years ended March 31, 1996 and 1995, the maximum outstanding balances totaled $202,392 and $286,349, respectively. The approximate average outstanding monthly balance during the years ended March 31, 1996 and 1995 amounted to $90,500 and $264,000, respectively. This line of credit expires on January 31, 1998.


7.          LONG-TERM DEBT

Long-term debt at March 31, 1996 and March 31, 1995 consisted of the following:

                                                           1996         1995
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8).                            $  290,785  $  139,503





Non-related Parties (all unsecured):

Debt incurred related to acquisition of California
medical management practice. (See Note 2).                     0     159,087

Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1996.                  341,635     291,869

Note payable of $22,500 principal plus accrued
interest at 6%, all due on February 28, 1997.                   0      22,615

Advances from an available line of credit of
$100,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1996.                   81,446      74,277

Two notes payable totaling $45,000 principal
plus accrued interest at 6%, all due on
January 27, 1997.                                           1,418      45,776

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                          52,151           0

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  10,258           0

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.             10,090           0

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 1997.                  102,929           0

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                75,278           0

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 17, 1998.             10,342           0

Equipment purchase contract with a monthly payment
of $330 and an effective interest rate of 11% payable
through January, 1999.                                     11,150      13,722

Equipment purchase contract with a monthly payment
of $315 and an effective interest rate of 20% payable
through October, 1996.                                      2,777       5,691
                                                       __________  __________
                                                          990,259     752,540
               Less Current Portion                      (430,147)   (304,077)
                                                       __________  __________
                                                       $  560,112  $  448,463

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1997 - $430,147; 1998 - $396,919; 1999 - $163,193.


8.     STOCKHOLDERS' EQUITY

During fiscal 1995, the Company issued 25,000 shares of its common stock to its president in exchange for services performed in the amount of $25,000.

The Company has warrants outstanding for the purchase of 100,000 shares of the Company's common stock at $1.25 per share exercisable through December, 1997 which were issued in conjunction with a line of credit made to the Company. In addition, in 1993, the Company issued warrants for the purchase of 5,000 shares of the Company's common stock exercisable at $2.00 per share through March, 1998 under a settlement agreement with a former employee.

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options will be granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. Options granted may either be incentive stock options, pursuant to which the recipient receives tax benefits, or non-incentive stock options. At the time of the adoption of the 1990 Plan, the Company issued ten-year non-incentive stock options with an exercise price of $1.50 to purchase 350,000 shares of which 250,000 shares (100,000 shares canceled in 1993; 50,000 shares expired in 1994) were issued to the officers of the Company, 50,000 shares were issued to the directors of the Company, and 50,000 shares were issued to a consultant who was formerly an officer of the Company.

During the year ended March 31, 1993, the Company issued options to purchase 60,000 shares of the Company's common stock at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000.

In June, 1994, the Company issued 105,000 additional options which are exercisable at prices ranging from $1.50 to $2.00 per share for five years.


9.     INCOME TAXES

At March 31, 1996, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $4,400,000 available to reduce future taxable income, if any, expiring through 2010. As a result of a51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.


10.     COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring through fiscal 1998.

Minimum annual future rental payments under the aforementioned leases as of March 31, 1996 are as follows:

 Years Ending March 31,                         Amount
                                               ________
               1997                            $ 89,740
               1998                              46,080
                                               ________
                                               $135,820
                                               ========

Rent expense amounted to $118,833 and $131,742 for the years ended March 31, 1996 and 1995, respectively.

Medical Management Agreement - The Company has entered into an agreement with a medical provider whereby the Company provides management and marketing services and the leasing of facilities, furniture, fixtures and equipment for a fee equal to 70% of the provider's medical fee revenues (net of allowance for uncollectible accounts). The agreement is effective for one year after the effective date of April 15, 1993 and shall automatically renew from year to year unless either party gives 90 days notice of non-renewal prior to the renewal term.


11.     RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder and director of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $94,200 and $98,400 for the years ended March 31, 1996 and 1995, respectively. In addition, it incurred consulting fees of $12,430 to one of its related lenders in 1994.

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's directors and principal stockholders being a consultant to these entities.

During the fiscal year 1994, the Company made non-interest bearing advances aggregating $100,865 to one of the Company's directors and an entity controlled by that director. During fiscal 1995, the Company collected $100,829 of those advances, leaving a balance due to the Company of $36, which was collected during fiscal 1996.


12.     ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The Company, in conjunction with the sale of its manufacturing subsidiary, incurred an obligation to assume any and all historic environmental liabilities that may have occurred, whether known or unknown. The Company does not have any environmental liability insurance coverage. The Company has set up a provision of $275,000 to cover possible environmental liabilities (a) arising from the contamination of waste delivered to a disposal contractor of tritium waste which was generated during the manufacture of luminescent signage and
(b) pursuant to recently implemented State of New York licensing regulations requiring licenses that the former subsidiary establish a Decommissioning Funding Plan and attendant Financial Assurance Requirements thereto which are acceptable to the State of New York. Accordingly, the former subsidiary has had an environmental audit performed which, on a preliminary basis, has called for the establishment of an allowance to cover the estimated cost of compliance with license renewal requirements of which there is no assurance that final acceptance will be made by the regulatory authorities. During the fiscal years ended March 31, 1996 and 1995 the Company charged $10,809 and $29,558 respectively against this provision. Financial responsibility as to the liability relating to (a) has been collateralized by an $80,000 certificate of deposit which will be released upon final disposition of the tritium waste.























