Form 10QSB
period 1996-06-30
LEHMAN T H & CO INC
filed 1996-08-21
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996


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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes _X_   No ___


                                  3,230,342
(Number of shares of common stock outstanding as of August 19, 1996)









T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
JUNE 30, 1996
(UNAUDITED)


INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at June 30, 1996
         and March 31, 1996                                       3-4

         Statements of operations for
         the three months ended June 30,
         1996 and 1995                                             5

          Statements of cash flows
          for the three months ended
          June 30, 1996 and 1995                                  6-7

          Notes to consolidated
          financial statements                                    8-12

Item 2.   Management's Discussion and Analysis                   13-14


PART II.  OTHER INFORMATION

Signatures                                                         15





















2
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND MARCH 31, 1996

ASSETS
                                             June 30          March 31
                                               1996             1996
                                            (Unaudited)
CURRENT ASSETS
    Cash                                 $    11,822      $    47,879
    Trading securities (Note 3)               17,600           17,600
    Accounts receivable                       71,324           56,439
    Prepaid expenses and other
      current assets                           7,685            9,820
    Current portion of non-current
      receivables (Note 4)                   440,000          446,535
                                         ____________     ____________
      TOTAL CURRENT ASSETS                   548,431          578,273
                                         ____________     ____________
PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of
  $252,724 at June 30, 1996 and
  $242,891 at March 31, 1996 (Note 5)         85,912           95,452
                                         ____________     ____________

OTHER ASSETS
    Securities available for sale
    (Note 3)                                 863,291          863,291
    Investments in non-public companies,
      at cost                                 64,500           64,500
    Non-current receivables (Note 4)       1,407,013        1,336,138
    Deposits    6,429     7,429
    Certificate of Deposit - Restricted       80,000           80,000
    Patents, trademarks and tradenames-at
      cost less accumulated amortization
      of $7,491 at June 30, 1996 and
      $6,943 at March 31, 1996                 3,472            4,020
    Covenants not to compete, less
      accumulated amortization of $367,470
      at June 30, 1996 and $358,875 at
      March 31, 1996                          54,437           63,032
    Excess of cost over net assets
      of acquired companies, less
      accumulated amortization of $19,375
      at June 30, 1996 and $18,125 at
      March 31, 1996                          30,625           31,875
                                         ____________     ____________
      TOTAL OTHER ASSETS                   2,509,767        2,450,285
                                         ____________     ____________
                                         $ 3,144,110      $ 3,124,010
                                         ============     ============

See accompanying Notes to Consolidated Financial Statements
                                                                     3
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND MARCH 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY
                                             June 30        March 31
                                               1996           1996
CURRENT LIABILITIES
    Loans payable - financial
      institutions (Note 6)              $   215,180      $   202,392
    Accounts payable                         439,623          389,119
    Accrued liabilities                       93,053           88,195
    Current portion of long-term debt
      (Note 7)                               564,050          430,147
    Estimated environmental liability
      (Notes 2 and 12)                       223,674          234,633
                                         ____________     ____________
      TOTAL CURRENT LIABILITIES            1,535,580        1,344,486

                                         ____________     ____________

LONG-TERM DEBT, LESS CURRENT PORTION
  (Note 7)                                   464,856          560,112
                                         ____________     ____________
      TOTAL LIABILITIES                    2,000,436        1,904,598
                                         ____________     ____________

SHAREHOLDERS' EQUITY (Note 8)
    Common stock-par value $ 01;
      authorized 5,000,000 shares,
      issued 3,230,342 shares at
      June 30, 1996 and March 31,
      1996                                    32,303           32,303
    Additional paid-in capital             7,293,394        7,293,394
    Unrealized gain on investments           315,738          315,738
    Accumulated deficit                   (6,449,323)      (6,373,585)
    Treasury stock at cost - 25,000
      shares                                 (48,438)         (48,438)
                                         ____________     ____________
      TOTAL STOCKHOLDERS' EQUITY           1,143,675        1,219,412
                                         ____________     ____________
                                         $ 3,144,110      $ 3,124,010
                                         ============     ============









See accompanying Notes to Consolidated Financial Statements
                                                                     4
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                          Three months      Three months
                                              ended            ended
                                             June 30          June 30
                                               1996             1995

REVENUES
  Management and billing fees,
    net of allowances                    $   226,009      $   232,476
  Income from finance receivables              6,465                0
  Interest and dividends                      15,487           19,672
                                         ____________     ____________

TOTAL REVENUES                               247,961          252,148
                                         ____________     ____________
OPERATING EXPENSES
  Selling, general and administrative        298,163          360,994
  Interest expense                            25,536           19,068
                                         ____________     ____________

      TOTAL OPERATING EXPENSES               323,699          380,062
                                         ____________     ____________

LOSS BEFORE INCOME TAXES                     (75,738)        (127,914)

PROVISION FOR INCOME TAXES (Note 9)                0                0
                                         ____________     ____________

NET LOSS                                 $   (75,738)     $  (127,914)
                                         ============     ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     3,230,342        3,230,342
                                         ============     ============



NET LOSS PER COMMON SHARE                     $(0.02)          $(0.04)
                                         ============     ============








See accompanying Notes to Consolidated Financial Statements
                                                                     5
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                          Three months      Three months
                                              ended            ended
                                             June 30          June 30
                                               1996             1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $   (75,738)     $  (127,914)
  Adjustments to reconcile net income
    to net cash provided (required)
    by operating activities:
      Depreciation and amortization           20,226           23,094
      Provision for bad debts                      0                0
      (Gain) loss on marketable
        securities and other assets                0                0
      Deposits (paid) received                 1,000              450
      Shares issued for services                   0                0
      Changes in operating assets and
        liabilities:
      (Increase) decrease in accounts
        receivable                           (14,885)          10,343
      (Increase) decrease in prepaid
        expenses and other current
        assets                                 2,135           (3,304)
      (Increase) decrease in prepaid
        income taxes                               0                0
      Increase (decrease) in accounts
        payable                               50,504           21,826
      Increase (decrease) in accrued
        liabilities                           25,016           23,734
                                         ____________     ____________
      NET CASH PROVIDED (REQUIRED) BY
        OPERATING ACTIVITIES                   8,258          (51,772)
                                         ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made evidenced by notes
    receivable                              (181,674)        (209,776)
  Collection of notes receivable             117,334          163,709
  Acquisition of securities                        0                0
  Proceeds from sale of investments and
    other assets                                   0                0
  (Acquisition) of property and equipment       (292)            (694)
  Payment of estimated environmental
    liability                                (10,959)          (2,702)
                                         ____________     ____________
      NET CASH REQUIRED BY INVESTING
        ACTIVITIES                           (75,592)         (49,463)
                                         ____________     ____________

See accompanying Notes to Consolidated Financial Statements
                                                                     6
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

                                          Three months      Three months
                                              ended            ended
                                             June 30          June 30
                                               1996             1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans payable - financial
    institution                               12,788           12,156
  Proceeds of long-term debt                  20,000           55,000
  Repayment of long-term debt                 (1,511)          (1,736)
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                            31,277           65,420
                                         ____________     ____________

INCREASE (DECREASE) IN CASH                  (36,057)         (35,815)

CASH - BEGINNING                              47,879           46,438
                                         ____________     ____________

CASH - END                               $    11,822      $    10,623
                                         ____________     ____________

CASH PAID DURING THE PERIODS FOR:

  Interest                               $       456      $       215

  Income Taxes                           $         0      $         0

                                         ____________     ____________




















See accompanying Notes to Consolidated Financial Statements
                                                                     7
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

The financial information contained within is unaudited, but reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of June 30, 1996 and the results of operations and cash flows for the three month periods ended June 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations governing interim reporting. The results of operations for the three month period ending June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 1996.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


2.  ACQUISITIONS AND DISPOSITIONS

The discussion of acquisitions and dispositions of the Company set forth in Note 2, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


3.  SECURITIES AVAILABLE FOR SALE

The discussion of securities available for sale by the Company set forth in Note 3, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.








                                                                     8
4.  NON-CURRENT RECEIVABLES

Notes receivable at June 30, 1996 and March 31, 1996 consisted of the following:
                                             June 30          March 31
                                              1996              1996
                                            __________       __________

Purchased receivables of a medical
provider adjusted to estimated net
realizable value (See Note 2).  All
of the remainder of the unpaid is
expected to be collected during the
current fiscal year.                       $        0        $    6,535

Assigned medical billings net of
allowances of which $440,000 of the
unpaid is expected to be collected
during the current fiscal year.             1,540,796         1,489,193

Working capital advances at 12% per
annum interest to a provider of medical
services who has contracted with the
Company to provide management services.
None of these advances is expected to be
collected during the current fiscal year.     651,012           631,740
                                           ___________       ___________
                                            2,191,808         2,127,468
      Less Allowance for Uncollectible       (344,795)         (344,795)
                                           ___________       ___________
                                            1,847,013         1,782,673
      Less Current Portion                   (440,000)         (446,535)
                                           ___________       ___________
                                           $1,407,013        $1,336,138
                                           ===========       ===========


5.  PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1996 and March 31, 1996 consisted of the following:
                                Life           June 30        March 31
                             __________      __________      __________

Machinery and Equipment      5-10 Years     $    4,484       $    4,484
Leasehold Improvements       5-10 Years            500              500
Furniture and Fixtures       5-10 Years        333,651          333,359
                                            ___________      ___________
                                               338,635          338,343
      Less Accumulated Depreciation           (252,723)        (242,891)
                                            ___________      ___________
                                            $   85,912       $   95,452
                                            ===========      ===========
                                                                     9
6.  LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of June 30, 1996 and March 31, 1996, the outstanding balance against this line of credit totaled $215,180 and $202,392, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the quarter ended June 30, 1996 and the year ended March 31, 1996 was 10.25% and 10.5% respectively, which was computed based on month-end balance. During the quarter ended June 30, 1996 and year ended March 31, 1996, the maximum outstanding balances totaled $215,180 and $202,392, respectively. The approximate average outstanding monthly balance during the quarter ended June 30, 1996 and the year ended March 31, 1996 amounted to $188,500 and $90,500, respectively. This line of credit expires on January 31, 1998.


7.  LONG-TERM DEBT

Long-term debt at June 30, 1996 and March 31, 1996 consisted of the following:

                                             June 30          March 31
                                              1996              1996
                                            __________       __________

Related Party:
Advances from an unsecured available
line of credit of $450,000.  The loan
bears interest at the prime rate of a
certain bank in Texas.  Interest on this
loan is to be calculated and payable
quarterly as of the first day of each
quarter (or at maturity).  The principal
is due and payable on or before December
31, 1997.  The loan is secured by the
market value of publicly-held stock in
the Company's investment portfolio.  As
further consideration, 100,000 warrants
expiring in December, 1997 to purchase
100,000 shares of the Company's common
stock at an exercise price of $1.25 per
share were issued tothis creditor
(See Note 8).                              $  295,412        $  290,785

Non-related Parties (all unsecured):

Advances from an available line of credit of $400,000. The loan bears interest at an annual rate of 10%. All principal

                                                                    10
and interest is due and payable on or
before August 3, 1996.                        349,063           341,635

Advances from an available line of credit
of $100,000.  The loan bears interest at
an annual rate of 10%.  All principal and
interest is due and payable on or before
August 3, 1996.                                83,229            81,446

Two notes payable totaling $45,000
principal plus accrued interest at 6%,
all due on January 27, 1997.                    1,418             1,418

Advances from three available lines of
credit which total $200,000.  The loans bear
interest at an annual rate of 10%.  All
principal and interest is due and payable
on or before October 26, 1998.                  53,397           52,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on
December 28, 1998.                              10,507           10,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.  10,340           10,090

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 1997.       125,434          102,929

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.     77,098           75,278

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 17, 1998.  10,592           10,342

Equipment purchase contract with a monthly
payment of $330 and an effective interest rate
of 11% payable through January, 1999.           10,462           11,150

Equipment purchase contract with a monthly
payment of $315 and an effective interest rate
of 20% payable through October, 1996.            1,954            2,777
                                            ___________      ___________
                                             1,028,906          990,258
      Less Current Portion                    (564,050)        (430,147)
                                            ___________      ___________
                                            $  464,856       $  560,112
                                            ===========      ===========

                                                                    11
The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1997 - $438,616; 1998 - $420,846; 1999 - $169,444.


8.  STOCKHOLDERS' EQUITY

The discussion regarding stockholders' equity of the Company set forth in Note 8, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


9.  INCOME TAXES

The discussion regarding income taxes of the Company set forth in Note 9, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


10.  COMMITMENTS AND CONTINGENCIES

The discussion regarding income taxes of the Company set forth in Note 10, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


11.  RELATED PARTY TRANSACTIONS

The discussion regarding income taxes of the Company set forth in Note 11, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


12.  ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion regarding income taxes of the Company set forth in Note 12, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.











                                                                    12
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
Statements of Operations:

Quarter Ended June 30, 1996 Compared to
Quarter Ended June 30, 1995

Revenues for the quarter ended June 30, 1996 were $247,961, a 2% decrease from the same period of the prior year, in which revenues totaled $252,148. Contributing to this decrease, billing and management fees were $6,467 lower in the first quarter of 1996 as compared to the first quarter of 1995, due to the February, 1996 closing of one facility at which Medfin Management Corp. provided management services. The Company received $6,465 in income on previously purchased finance receivables during the quarter ended June 30, 1996, however, serving to offset this decline. Interest and dividend income decreased from $19,672 in the quarter ended June 30, 1995 to $15,487 in the current year's first quarter, causing the overall decline in revenues.

General and administrative costs declined an overall 17% when comparing the first quarter of fiscal 1996 with the corresponding quarter of the previous year, from $360,994 for the June 30, 1995 quarter to $298,163 in the first quarter of this year. While lower depreciation and amortization expense accounted for approximately $2,900 of this decline, most of the savings can be attributed to the previously mentioned facility closing. Labor expense showed the greatest absolute decline of $42,340, a 21% decrease from the $202,963 of the previous fiscal year's first quarter. Other such decreases included rent expense, which decreased by 12%, or $3,738, and telephone expense, which decreased by $3,882, or 39%. Postage expense was also lower, dropping to $6,695 from $9,034, a 26% decline. Interest expense totaled 34% higher than that of the previous year, rising to $25,536 from $19,068.

Medfin Management Corp. contributed $41,428 to the Company's loss in the first quarter of this fiscal year, a significant improvement over the $80,161 loss that this subsidiary showed in the same quarter of the previous year. An expansion of Healthcare Professional Billing Corp.'s client base has served to improve its results as well. This subsidiary's net loss for the quarter ended June 30, 1996 totaled $16,559 versus a $26,294 loss during the same time frame last year. The parent company had a 7% decline in its separate net income to a loss of $22,224 from $20,801 in the previous year's first quarter.

Liquidity, Capital Resources and Income Taxes

At March 31, 1996 working capital amounted to $11,822, down from the working capital balance of $47,879 at March 31, 1995.

MedFin Management, Corp. will continue to require working capital infusions over the next few months, as the outstanding receivable


                                                                    13
collections mature to cover current cash operating requirements; in the interim the Company believes that it has adequate resources to meet such working capital needs.

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
















                                                                     14
SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


T.H. LEHMAN & CO., INCORPORATED
AND SUBSIDIARIES


/s/ SHANNON C. GRIES                          DATE:  August 20, 1996
Secretary/Treasurer and
Principal Financial Officer

































                                                                     15