Form 10QSB
period 1996-09-30
LEHMAN T H & CO INC
filed 1997-01-24
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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

                                  3,230,342
(Number of shares of common stock outstanding as of November 15, 1996)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 1996
(UNAUDITED)


INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at September 30, 1996
         and March 31, 1996                                       3-4

         Statements of operations for
         the three and six months ended
         September 30, 1996                                        5

         Statements of operations for
         the three and six months ended
         September 30, 1995                                        6

         Statements of cash flows
         for the three months ended
         June 30, 1996 and 1995                                   7-8

         Notes to consolidated
         financial statements                                     9-13

Item 2.  Management's Discussion and Analysis                    14-15


PART II.  OTHER INFORMATION

Signatures                                                         16

















                                                                     2
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND MARCH 31, 1996

ASSETS
                                         September 30         March 31
                                             1996               1996
                                          (Unaudited)
CURRENT ASSETS
    Cash                                 $   204,640      $    47,879
    Trading securities (Note 3)               17,600           17,600
    Accounts receivable                       71,478           56,439
    Prepaid expenses and other
      current assets                          12,739            9,820
    Current portion of non-current
      receivables (Note 4)                   440,000          446,535
                                         ____________     ____________
      TOTAL CURRENT ASSETS                   746,457          578,273
                                         ____________     ____________
PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of
  $262,967 at September 30, 1996 and
  $242,891 at March 31, 1996 (Note 5)         75,668           95,452
                                         ____________     ____________

OTHER ASSETS
    Securities available for sale
    (Note 3)                                 752,041          863,291
    Investments in non-public companies,
      at cost                                 30,500           64,500
    Non-current receivables (Note 4)       1,423,698        1,336,138
    Deposits                                   7,129            7,429
    Certificate of Deposit - Restricted       80,000           80,000
    Patents, trademarks and tradenames-at
      cost less accumulated amortization
      of $8,039 at September 30, 1996 and
      $6,943 at March 31, 1996                 2,924            4,020
    Covenants not to compete, less
      accumulated amortization of $376,065
      at September 30, 1996 and $358,875 at
      March 31, 1996                          45,842           63,032
    Excess of cost over net assets
      of acquired companies, less
      accumulated amortization of $20,625
      at September 30, 1996 and $18,125 at
      March 31, 1996                          29,375           31,875
                                         ____________     ____________
      TOTAL OTHER ASSETS                   2,371,509        2,450,285
                                         ____________     ____________
                                         $ 3,193,634      $ 3,124,010
                                         ============     ============

See accompanying Notes to Consolidated Financial Statements
                                                                     3
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND MARCH 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY
                                         September 30       March 31
                                             1996             1996
                                          (Unaudited)
CURRENT LIABILITIES
    Loans payable - financial
      institutions (Note 6)              $   230,297      $   202,392
    Accounts payable                         468,718          389,119
    Accrued liabilities                       72,688           88,195
    Current portion of long-term debt
      (Note 7)                               605,908          430,147
    Estimated environmental liability
      (Notes 2 and 12)                       220,972          234,633
                                         ____________     ____________
      TOTAL CURRENT LIABILITIES            1,598,583        1,344,486

                                         ____________     ____________

LONG-TERM DEBT, LESS CURRENT PORTION
  (Note 7)                                   481,908          560,112
                                         ____________     ____________
      TOTAL LIABILITIES                    2,080,491        1,904,598
                                         ____________     ____________

SHAREHOLDERS' EQUITY (Note 8)
    Common stock-par value $ 01;
      authorized 5,000,000 shares,
      issued 3,230,342 shares at
      September 30, 1996 and March 31,
      1996                                    32,303           32,303
    Additional paid-in capital             7,293,394        7,293,394
    Unrealized gain on investments           254,488          315,738
    Accumulated deficit                   (6,418,604)      (6,373,585)
    Treasury stock at cost - 25,000
      shares                                 (48,438)         (48,438)
                                         ____________     ____________
      TOTAL STOCKHOLDERS' EQUITY           1,113,143        1,219,412
                                         ____________     ____________
                                         $ 3,193,634      $ 3,124,010
                                         ============     ============








See accompanying Notes to Consolidated Financial Statements
                                                                     4
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1996

                                          Three months      Six months
                                             ended            ended
                                          September 30     September 30
                                              1996             1996
                                           (Unaudited)      (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                    $   207,990      $   433,999
  Income from finance receivables              1,220            7,685
  Interest and dividends                      24,170           39,657
  Net realized and unrealized gain
    (loss) on investments                    131,844          131,844
                                         ____________     ____________

TOTAL REVENUES                               365,224          613,185
                                         ____________     ____________
OPERATING EXPENSES
  Selling, general and administrative        307,457          605,620
  Interest expense                            27,048           52,584
                                         ____________     ____________

      TOTAL OPERATING EXPENSES               334,505          658,204
                                         ____________     ____________

INCOME (LOSS) BEFORE INCOME TAXES             30,719          (45,019)

PROVISION FOR INCOME TAXES (Note 9)                0                0
                                         ____________     ____________

NET INCOME(LOSS)                         $    30,719      $   (45,019)
                                         ============     ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     3,230,342        3,230,342
                                         ============     ============



NET LOSS PER COMMON SHARE                     $ 0.01           $(0.01)
                                         ============     ============






See accompanying Notes to Consolidated Financial Statements
                                                                     5
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1995

                                          Three months      Six months
                                             ended            ended
                                          September 30     September 30
                                              1995             1995
                                          (Unaudited)      (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                    $   300,346      $   532,822
  Interest and dividends                      20,333           40,005
                                         ____________     ____________

TOTAL REVENUES                               320,679          572,827
                                         ____________     ____________
OPERATING EXPENSES
  Selling, general and administrative        388,866          749,861
  Interest expense                            22,682           41,750
                                         ____________     ____________

      TOTAL OPERATING EXPENSES               411,548          791,611
                                         ____________     ____________

INCOME (LOSS) BEFORE INCOME TAXES            (90,869)        (218,784)

PROVISION FOR INCOME TAXES (Note 9)                0                0
                                         ____________     ____________

NET INCOME(LOSS)                         $   (90,869)     $  (218,784)
                                         ============     ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     3,230,342        3,230,342
                                         ============     ============



NET LOSS PER COMMON SHARE                     $(0.03)          $(0.07)
                                         ============     ============









See accompanying Notes to Consolidated Financial Statements
                                                                     6
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                            Six months       Six months
                                              ended            ended
                                           September 30     September 30
                                               1996             1995
                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $   (45,019)     $  (218,784)
  Adjustments to reconcile net income
    to net cash provided (required)
    by operating activities:
      Depreciation and amortization           40,862           46,193
      Provision for bad debts                      0                0
      (Gain on marketable
        securities and other assets         (131,844)               0
      Deposits (paid) received                   300           (3,708)
      Changes in operating assets and
        liabilities:
      Increase in accounts receivable        (15,039)          (1,511)
      (Increase) decrease in prepaid
        expenses and other current
        assets                                (2,919)          10,474
      Increase in prepaid income taxes             0                0
      Increase in accounts payable            79,599           51,924
      Increase in accrued liabilities         26,080           50,563
                                         ____________     ____________
      NET CASH REQUIRED BY OPERATING
        ACTIVITIES                           (47,980)         (64,850)
                                         ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made evidenced by notes
    receivable                              (342,239)        (498,992)
  Collection of notes receivable             288,214          312,905
  Collections from related parties                 0               36
  Acquisition of securities                        0         (130,000)
  Proceeds from sale of investments and
    other assets                             188,844                0
  Disposal (acquisition) of property and
    equipment                                   (292)              61
  Payment of estimated environmental
    liability                                (13,661)          (5,404)
                                         ____________     ____________
      NET CASH PROVIDED (REQUIRED) BY
        INVESTING ACTIVITIES                 120,866         (321,394)
                                         ____________     ____________



See accompanying Notes to Consolidated Financial Statements
                                                                     7
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

                                            Six months       Six months
                                              ended            ended
                                           September 30     September 30
                                               1996             1995
                                           (Unaudited)      (Unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans payable - financial
    institution                               27,905           40,616
  Proceeds of long-term debt                  59,000          357,250
  Repayment of long-term debt                 (3,030)         (47,638)
                                         ____________     ____________
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                            83,875          350,229
                                         ____________     ____________

INCREASE (DECREASE) IN CASH                  156,761          (36,015)

CASH - BEGINNING                              47,879           46,438
                                         ____________     ____________

CASH - END                               $   204,640      $    10,423
                                         ____________     ____________

CASH PAID DURING THE PERIODS FOR:

  Interest                               $       872      $     1,576

  Income Taxes                           $         0      $         0

                                         ____________     ____________

















See accompanying Notes to Consolidated Financial Statements
                                                                     8
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(UNAUDITED)

The financial information contained within is unaudited, but reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of September 30, 1996 and the results of operations and cash flows for the six month periods ended September 30, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations governing interim reporting. The results of operations for the three month period ending September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

In addition, the Company is working out the details of a disposal of half of its interest in its medical billing subsidiary. The Company expects to distribute this portion of its interest to the employees of the medical billing subsidiary in a transfer to be effective October 1, 1996.


3.  SECURITIES AVAILABLE FOR SALE

The discussion of securities available for sale by the Company set forth in Note 3, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.


                                                                     9
4.  NON-CURRENT RECEIVABLES

Notes receivable at September 30, 1996 and March 31, 1996 consisted of the following:
                                          September 30          March 31
                                              1996              1996
                                            __________       __________

Purchased receivables of a medical
provider adjusted to estimated net
realizable value (See Note 2).  All
of the remainder of the unpaid was
collected prior to June 10, 1996.          $        0        $    6,535

Assigned medical billings net of
allowances of which $440,000 of the
unpaid is expected to be collected
during the current fiscal year.             1,541,782         1,489,193

Working capital advances at 12% per
annum interest to a provider of medical
services who has contracted with the
Company to provide management services.
None of these advances is expected to be
collected during the current fiscal year.     666,710           631,740
                                           ___________       ___________
                                            2,208,492         2,127,468
      Less Allowance for Uncollectible       (344,795)         (344,795)
                                           ___________       ___________
                                            1,863,697         1,782,673
      Less Current Portion                   (440,000)         (446,535)
                                           ___________       ___________
                                           $1,423,697        $1,336,138
                                           ===========       ===========


5.  PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1996 and March 31, 1996 consisted of the following:
                                Life           June 30        March 31
                             __________      __________      __________

Machinery and Equipment      5-10 Years     $    4,484       $    4,484
Leasehold Improvements       5-10 Years            500              500
Furniture and Fixtures       5-10 Years        333,651          333,359
                                            ___________      ___________
                                               338,635          338,343
      Less Accumulated Depreciation           (262,967)        (242,891)
                                            ___________      ___________
                                            $   75,668       $   95,452
                                            ===========      ===========

                                                                    10
6.  LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of September 30, 1996 and March 31, 1996, the outstanding balance against this line of credit totaled $230,297 and $202,392, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the quarter ended September 30, 1996 and the year ended March 31, 1996 was 10.25% and 10.5% respectively, which was computed based on month-end balance. During the six months ended September 30, 1996 and the year ended March 31, 1996, the maximum outstanding balances totaled $230,297 and $202,392, respectively. The approximate average outstanding monthly principal balance during the six months ended September 30, 1996 and the year ended March 31, 1996 amounted to $194,900 and $90,500, respectively. This line of credit expires on January 31, 1998.


7.  LONG-TERM DEBT

Long-term debt at September 30, 1996 and March 31, 1996 consisted of the following:

                                          September 30        March 31
                                              1996              1996
                                          ____________      ____________

Related Party:
Advances from an unsecured available
line of credit of $450,000.  The loan
bears interest at the prime rate of a
certain bank in Texas.  Interest on this
loan is to be calculated and payable
quarterly as of the first day of each
quarter (or at maturity).  The principal
is due and payable on or before December
31, 1997.  The loan is secured by the
market value of publicly-held stock in
the Company's investment portfolio.  As
further consideration, 100,000 warrants
expiring in December, 1997 to purchase
100,000 shares of the Company's common
stock at an exercise price of $1.25 per
share were issued to this creditor
(See Note 8).                              $  300,090        $  290,785

Non-related Parties (all unsecured):

Advances from an available line of credit
of $400,000.  The loan bears interest at
an annual rate of 10%.  All principal
                                                                    11
and interest is due and payable on or
before August 3, 1997.                        356,573           341,635

Advances from an available line of credit
of $100,000.  The loan bears interest at
an annual rate of 10%.  All principal and
interest is due and payable on or before
August 3, 1997.                                85,031            81,446

Advances from an available line of credit
of $20,000.  The loan bears interest at
an annual rate of 10%.  All principal and
interest is due and payable on or before
July 1, 1999.                                   9,224                 0

Two notes payable totaling $45,000
principal plus accrued interest at 6%,
all due on January 27, 1997.                    1,418             1,418

Advances from three available lines of
credit which total $200,000.  The loans bear
interest at an annual rate of 10%.  All
principal and interest is due and payable
on or before October 26, 1998.                  54,658           52,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on
December 28, 1998.                              10,759           10,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.  10,592           10,090

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 1997.       158,793          102,929

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.     78,938           75,278

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 27, 1998.  10,844           10,342

Equipment purchase contract with a monthly
payment of $330 and an effective interest rate
of 11% payable through January, 1999.            9,754           11,150

Equipment purchase contract with a monthly
payment of $315 and an effective interest rate
of 20% payable through October, 1996.            1,142            2,777

                                                                    12
                                            ___________      ___________
                                             1,087,816          990,258
      Less Current Portion                    (605,908)        (430,147)
                                            ___________      ___________
                                            $  481,908       $  560,112
                                            ===========      ===========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1997 - $2,559; 1998 - $900,488; 1999 - $165,790;
2000 - $18,979.


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



                                                                    13
ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
Statements of Operations:

Quarter Ended September 30, 1996 Compared to
Quarter Ended September 30, 1995

Revenues for the quarter ended September 30, 1996 were $365,224, a 14% increase from the same period of the prior year, in which revenues totaled $320,679. This increase included $131,844 in gain on investments, without which revenues would have decreased by 27%. Billing and management fees were $92,356 lower in the second quarter of 1996 as compared to the second quarter of 1995, due to the February, 1996 closing of one facility at which Medfin Management Corp. provided management services. Interest and dividend income increased from $20,333 in the quarter ended September 30, 1995 to $24,170 in the current year's second quarter.

General and administrative costs declined an overall 21% when comparing the second quarter of fiscal 1997 with the corresponding quarter of the previous year, from $388,866 for the September 30, 1995 quarter to $307,457 in the first quarter of this year. While lower depreciation and amortization expense accounted for approximately $2,500 of this decline, most of the savings can be attributed to the previously mentioned facility closing. Labor expense showed the greatest absolute decline of $51,549, a 24% decrease from the $218,857 of the previous fiscal year's second quarter. Other such decreases included rent expense, which decreased by 24%, or $7,996, and telephone expense, which decreased by $2,976, or 32%. Postage and delivery expense was also lower, dropping to $14,435 from $18,351, a 21% decline. Interest expense for the quarter totaled 19% higher than that of the previous year, rising to $27,048 from $22,682.

Medfin Management Corp. contributed $69,769 to the Company's loss in the first quarter of this fiscal year, a deterioration from the $35,074 loss that this subsidiary showed in the same quarter of the previous year. Healthcare Professional Billing Corp. results improved, however. This subsidiary's net loss for the quarter ended September 30, 1996 totaled $16,283 versus a $35,983 loss during the same time frame last year. The parent company's net income increased to $113,130 from an $18,351 loss in the second quarter of fiscal 1996. This increase was due to the $131,844 in gain on investments during the current quarter; net income of the parent corporation would have remained flat otherwise.

Liquidity, Capital Resources and Income Taxes

At September 30, 1996 working capital amounted to $204,640, up from the working capital balance of $47,879 at March 31, 1996.

MedFin Management, Corp. will continue to require working capital infusions over the next few months; the Company believes that it has adequate resources to meet such working capital needs.
                                                                    14
The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans from financial institutions.

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




















                                                                    15
SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


T.H. LEHMAN & CO., INCORPORATED
AND SUBSIDIARIES


/s/ SHANNON C. GRIES                          DATE:  November 20, 1996
Secretary/Treasurer and
Principal Financial Officer





























                                                                     16