Form 10QSB
period 1996-12-31
LEHMAN T H & CO INC
filed 1997-03-04
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1996

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

                                  3,230,342
(Number of shares of common stock outstanding as of February 18, 1997)


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 1996
(UNAUDITED)


INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at December 31, 1996
         and March 31, 1996                                       3-4

         Statements of operations for
         the three and nine months ended
         December 31, 1996                                        5

         Statements of operations for
         the three and nine months ended
         December 31, 1995                                        6

         Statements of cash flows
         for the nine months ended
         December 31, 1996 and 1995                               7-8

         Notes to consolidated
         financial statements                                     9-14

Item 2.  Management's Discussion and Analysis                    15-16


PART II.  OTHER INFORMATION

Signatures                                                         17
















                                                                Page 2
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1996

ASSETS
                                         December 31         March 31
                                             1996               1996
                                          (Unaudited)
CURRENT ASSETS
    Cash                                 $    66,605      $    47,879
    Trading securities (Note 3)               17,600           17,600
    Accounts receivable                      214,217           56,439
    Prepaid expenses and other
      current assets                           4,827            9,820
    Current portion of non-current
      receivables (Note 4)                   440,000          446,535
                                         ____________     ____________
      TOTAL CURRENT ASSETS                   743,249          578,273
                                         ____________     ____________
PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of
  $119,667 at December 31, 1996 and
  $242,891 at March 31, 1996 (Note 5)         53,354           95,452
                                         ____________     ____________

OTHER ASSETS
    Securities available for sale
    (Note 3)                                 679,549          863,291
    Investments in non-public companies,
      at cost                                 30,500           64,500
    Non-current receivables (Note 4)       1,577,986        1,336,138
    Deposits                                   4,900            7,429
    Certificate of Deposit - Restricted       80,000           80,000
    Patents, trademarks and tradenames-at
      cost less accumulated amortization
      of $6,943 at March 31, 1996                  0            4,020
    Covenants not to compete, less
      accumulated amortization of $358,875
      at March 31, 1996                            0           63,032
    Excess of cost over net assets
      of acquired companies, less
      accumulated amortization of $21,875
      at December 31, 1996 and $18,125 at
      March 31, 1996                          28,125           31,875
                                         ____________     ____________
      TOTAL OTHER ASSETS                   2,401,060        2,450,285
                                         ____________     ____________
                                         $ 3,197,663      $ 3,124,010
                                         ============     ============



See accompanying Notes to Consolidated Financial Statements
                                                                Page 3
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND MARCH 31, 1996

LIABILITIES AND SHAREHOLDERS' EQUITY
                                         December 31       March 31
                                             1996             1996
                                          (Unaudited)
CURRENT LIABILITIES
    Loans payable - financial
      institutions (Note 6)              $   235,496      $   202,392
    Accounts payable                         446,878          389,119
    Accrued liabilities                       75,675           88,195
    Current portion of long-term debt
      (Note 7)                               475,318          430,147
    Estimated environmental liability
      (Notes 2 and 12)                       173,270          234,633
                                         ____________     ____________
      TOTAL CURRENT LIABILITIES            1,598,979        1,344,486
                                         ____________     ____________

LONG-TERM LIABILITIES:
    Investment in 50% owned non-consolidated
      subsidiary (Note 2)                    192,342                0
    Long-term debt, less current portion
      (Note 7)                               517,821          560,112
                                         ____________     ____________
      TOTAL LONG-TERM LIABILITIES            710,163          560,112
                                         ____________     ____________
      TOTAL LIABILITIES                    2,116,800        1,904,598
                                         ____________     ____________

SHAREHOLDERS' EQUITY (Note 8)
    Common stock-par value $ 01;
      authorized 20,000,000 shares,
      issued 3,230,342 shares at
      December 31, 1996 and March 31,
      1996                                    32,303           32,303
    Additional paid-in capital             7,293,394        7,293,394
    Unrealized gain on investments           234,698          315,738
    Accumulated deficit                   (6,431,094)      (6,373,585)
    Treasury stock at cost - 25,000
      shares                                 (48,438)         (48,438)
                                         ____________     ____________
      TOTAL STOCKHOLDERS' EQUITY           1,080,863        1,219,412
                                         ____________     ____________
                                         $ 3,197,663      $ 3,124,010
                                         ============     ============




See accompanying Notes to Consolidated Financial Statements
                                                                Page 4
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 1996

                                          Three months      Nine months
                                             ended            ended
                                          December 31       December 31
                                              1996             1996
                                           (Unaudited)      (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                    $   149,073      $   583,072
  Income from finance receivables              1,600            9,285
  Interest and dividends                      22,518           62,173
  Net realized and unrealized gain
    (loss) on investments                     53,666          185,511
  Gain (loss) from 50% owned
    unconsolidated subsidiary (Note 2)        (5,231)          (5,231)
                                         ____________     ____________

TOTAL REVENUES                               221,626          834,810
                                         ____________     ____________
OPERATING EXPENSES
  Selling, general and administrative        209,277          814,897
  Interest expense                            24,837           77,420
                                         ____________     ____________

      TOTAL OPERATING EXPENSES               234,114          892,317
                                         ____________     ____________

INCOME (LOSS) BEFORE INCOME TAXES            (12,488)         (57,507)

PROVISION FOR INCOME TAXES (Note 9)                0                0
                                         ____________     ____________

NET INCOME(LOSS)                         $   (12,488)     $   (57,507)
                                         ============     ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     3,230,342        3,230,342
                                         ============     ============



NET LOSS PER COMMON SHARE                     $(0.00)          $(0.02)
                                         ============     ============




See accompanying Notes to Consolidated Financial Statements
                                                                Page 5
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED DECEMBER 31, 1995

                                         Three months      Nine months
                                             ended            ended
                                          December 31      December 31
                                             1995             1995
                                          (Unaudited)      (Unaudited)
REVENUES
  Management and billing fees,
    net of allowances                    $   245,134      $   777,956
  Interest and dividends                      23,739           63,744
  Net gain (loss) on debt settlement          61,927           61,927
                                         ____________     ____________

TOTAL REVENUES                               330,800          903,627
                                         ____________     ____________
OPERATING EXPENSES
  Selling, general and administrative        349,073        1,098,934
  Interest expense                            27,844           69,593
                                         ____________     ____________

      TOTAL OPERATING EXPENSES               376,917        1,168,527
                                         ____________     ____________

INCOME (LOSS) BEFORE INCOME TAXES            (46,117)        (264,900)

PROVISION FOR INCOME TAXES (Note 9)                0                0
                                         ____________     ____________

NET INCOME(LOSS)                         $   (46,117)     $  (264,900)
                                         ============     ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                     3,230,342        3,230,342
                                         ============     ============



NET LOSS PER COMMON SHARE                     $(0.01)          $(0.08)
                                         ============     ============








See accompanying Notes to Consolidated Financial Statements
                                                                Page 6
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                           Nine months      Nine months
                                              ended            ended
                                           December 31      December 31
                                               1996             1995
                                           (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                      $   (57,507)     $  (264,900)
  Adjustments to reconcile net income
    to net cash provided (required)
    by operating activities:
      Depreciation and amortization           19,674           70,600
      Provision for bad debts                      0                0
      (Gain) on marketable
        securities and other assets         (185,511)         (61,927)
      Loss on unconsolidated subsidiary        5,231                0
      Net effect of deconsolidation of
        subsidiary (Note 2)                   11,930                0
      Deposits (paid) received                 1,315           (1,853)
      Changes in operating assets and
        liabilities:
      (Increase) decrease in accounts
        receivable                            (9,964)          11,436
      (Increase) decrease in prepaid
        expenses and other current
        assets                                (1,449)          13,117
      Increase in prepaid income taxes             0                0
      Increase in accounts payable            86,671           76,650
      Increase in accrued liabilities         57,434           32,370
                                         ____________     ____________
      NET CASH REQUIRED BY OPERATING
        ACTIVITIES                           (70,176)        (124,507)
                                         ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made evidenced by notes
    receivable                              (545,983)        (722,412)
  Collection of notes receivable             337,669          430,175
  Collections from related parties                 0               36
  Acquisition of securities                        0         (149,985)
  Proceeds from sale of investments and
    other assets                             295,214                0
  Disposal (acquisition) of property and
    equipment                                (28,094)         (16,120)
                                         ____________     ____________




See accompanying Notes to Consolidated Financial Statements
                                                                Page 7
T H  LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

                                           Nine months      Nine months
                                              ended            ended
                                           December 31      December 31
                                               1996             1995
                                           (Unaudited)      (Unaudited)

  Payment of estimated environmental
    liability                                (61,363)          (8,106)
                                         ____________     ____________
      NET CASH PROVIDED (REQUIRED) BY
        INVESTING ACTIVITIES                  (2,557)        (466,413)


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans payable - financial
    institution                               33,104           77,986
  Proceeds of long-term debt                 268,067          578,250
  Repayment of long-term debt               (209,712)         (98,775)
                                         ____________     ____________
      NET CASH PROVIDED BY FINANCING
        ACTIVITIES                            91,459          557,461
                                         ____________     ____________

INCREASE (DECREASE) IN CASH                   18,726          (33,459)

CASH - BEGINNING                              47,879           46,438
                                         ____________     ____________

CASH - END                               $    66,605      $    12,979
                                         ____________     ____________

CASH PAID DURING THE PERIODS FOR:

  Interest                               $    10,331      $     1,171

  Income Taxes                           $         0      $         0

                                         ____________     ____________










See accompanying Notes to Consolidated Financial Statements
                                                                Page 8
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996
(UNAUDITED)

The financial information contained within is unaudited, but reflects all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of the Company, are necessary to fairly present the financial position of the Company as of December 31, 1996 and the results of operations and cash flows for the nine month periods ended December 31, 1996 and 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations governing interim reporting. The results of operations for the three and nine month periods ending December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

This report should be read in conjunction with the financial statements included in the Company's annual report on Form 10-KSB for the year ended March 31, 1996.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The summary of significant accounting policies of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996 is incorporated herein by reference.

2.   ACQUISITIONS AND DISPOSITIONS

     The discussion of acquisitions and dispositions of the Company set forth in Note 2, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996 is incorporated herein by reference.

     In addition, in a transaction that was effective October 1, 1996, the Company transferred 50% of the stock and substantially all of the control of Healthcare Professional Billing Corp. to certain key employees of that company. Until that time, Healthcare Professional Billing Corp. was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date.

3.  SECURITIES AVAILABLE FOR SALE

The discussion of securities available for sale by the Company set forth in Note 3, Notes to Consolidated Financial Statements in the Company's Form 10-KSB, (File No.2-87738) for the fiscal year ended March 31, 1996, is incorporated herein by reference.

                                                                Page 9
4.  NON-CURRENT RECEIVABLES

Notes receivable at December 31, 1996 and March 31, 1996 consisted of the following:
                                          December 31        March 31
                                              1996              1996
                                            __________       __________

Purchased receivables of a medical
provider adjusted to estimated net
realizable value (See Note 2).  All
of the remainder of the unpaid was
collected prior to June 10, 1996.          $        0        $    6,535

Assigned medical billings net of
allowances of which $440,000 of the
unpaid is expected to be collected
during the current fiscal year.             1,644,390         1,489,193

Working capital advances at 12% per
annum interest to a provider of medical
services who has contracted with the
Company to provide management services.
None of these advances is expected to be
collected during the current fiscal year.     719,806           631,740
                                           ___________       ___________
                                            2,364,196         2,127,468
      Less Allowance for Uncollectible       (346,210)         (344,795)
                                           ___________       ___________
                                            2,017,986         1,782,673
      Less Current Portion                   (440,000)         (446,535)
                                           ___________       ___________
                                           $1,577,986        $1,336,138
                                           ===========       ===========


5.  PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 and March 31, 1996 consisted of the following:
                                Life         December 31      March 31
                             __________      __________      __________

Machinery and Equipment      5-10 Years     $    4,484       $    4,484
Leasehold Improvements       5-10 Years            500              500
Furniture and Fixtures       5-10 Years        168,037          333,359
                                            ___________      ___________
                                               173,021          338,343
      Less Accumulated Depreciation           (119,667)        (242,891)
                                            ___________      ___________
                                            $   53,354       $   95,452
                                            ===========      ===========

                                                               Page 10
6.  LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of December 31, 1996 and March 31, 1996, the outstanding balance against this line of credit totaled $235,496 and $202,392, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the quarter ended December 31, 1996 and the year ended March 31, 1996 was 10.25% and 10.5% respectively, which was computed based on month-end balance. During the six months ended December 31, 1996 and the year ended March 31, 1996, the maximum outstanding balances totaled $235,496 and $202,392, respectively. The approximate average outstanding monthly principal balance during the nine months ended December 31, 1996 and the year ended March 31, 1996 amounted to $197,000 and $90,500, respectively. This line of credit expires on January 31, 1998.


7.  LONG-TERM DEBT

Long-term debt at December 31, 1996 and March 31, 1996 consisted of the following:

                                          December 31        March 31
                                              1996              1996
                                          ____________      ____________

Related Party:
Advances from an unsecured available
line of credit of $450,000.  The loan
bears interest at the prime rate of a
certain bank in Texas.  Interest on this
loan is to be calculated and payable
quarterly as of the first day of each
quarter (or at maturity).  The principal
is due and payable on or before December
31, 1997.  The loan is secured by the
market value of publicly-held stock in
the Company's investment portfolio.  As
further consideration, 100,000 warrants
expiring in December, 1997 to purchase
100,000 shares of the Company's common
stock at an exercise price of $1.25 per
share were issued to this creditor
(See Note 8).                               $  304,769       $  290,785

Non-related Parties (all unsecured):

Advances from an available line of credit
of $400,000.  The loan bears interest at
an annual rate of 10%.  All principal
                                                               Page 11
and interest is due and payable on or
before August 3, 1998.                         156,744          341,635

Advances from an available line of credit
of $100,000.  The loan bears interest at
an annual rate of 10%.  All principal and
interest is due and payable on or before
August 3, 1998.                                      0           81,446

Advances from an available line of credit
of $20,000.  The loan bears interest at
an annual rate of 10%.  All principal and
interest is due and payable on or before
July 1, 1999.                                    9,451                0

Two notes payable totaling $45,000
principal plus accrued interest at 6%,
all due on January 27, 1997.                         0            1,418

Advances from three available lines of
credit which total $200,000.  The loans bear
interest at an annual rate of 10%.  All
principal and interest is due and payable
on or before October 26, 1998.                  55,918           52,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on
December 28, 1998.                              11,011           10,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.     679           10,090

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 1997.       162,448          102,929

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.     80,779           75,278

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.   10,164                0

Equipment purchase contract with a monthly
payment of $886 and an effective interest rate
of 11% payable through November, 200.           33,527                0

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.     167,649                0

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 27, 1998.       0           10,342

Equipment purchase contract with a monthly
payment of $330 and an effective interest rate
of 11.25% payable through January, 1999.             0           11,150

Equipment purchase contract with a monthly
payment of $315 and an effective interest rate
of 20% payable through October, 1996.                0            2,777
                                            ___________      ___________
                                               993,139          990,259
      Less Current Portion                    (475,318)        (430,147)
                                            ___________      ___________
                                            $  517,821       $  560,112
                                            ===========      ===========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1997 - $1,744; 1998 - $169,878; 1999 - $491,254;
2000 - $18,745, 2001 - 6,749.

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION
Statements of Operations:

Quarter Ended December 31, 1996 Compared to
Quarter Ended December 31, 1995

Revenues for the quarter ended December 31, 1996 were $221,626, a 33% decline from the same period of the prior year, in which revenues totaled $330,800. Management fees decreased by approximately $45,000, the result of the February, 1996 closing of one facility at which MedFin Management Corp. provided management services. In addition, the Company deconsolidated its medical billing subsidiary as of October 1, 1996, after transferring 50% of the ownership and substantially all of the control of that subsidiary to certain key employees of the medical billing company. This deconsolidation of the subsidiary's financial results, combined with the net loss on the remaining 50% of the subsidiary, served to further reduce the Company's consolidated net income for the current quarter down to the reported amount.

General and administrative costs declined an overall 40% when comparing the second quarter of fiscal 1997 with the corresponding quarter of the previous year, from $349,073 for the December 31, 1995 quarter to $209,277 in the third quarter of this year. While lower depreciation and amortization expense accounted for approximately 3% of this decline, most of the savings can be attributed to the previously mentioned facility closing and deconsolidation of the medical billing subsidiary. Labor expense showed the greatest absolute decline of $88,760, a 42% decrease from the $209,217 of the previous fiscal year's third quarter. $47,090 of this was due to the subsidiary deconsolidation. Other such decreases included rent expense, which decreased by 23%, or $6,282, and telephone expense, which decreased by $3,059, or 40%. Postage and delivery expense was also lower, dropping to $1,844 from $10,668, an 83% decline. Much of this particular decline, however, is attributable less to cost containment than to the transfer of the California subsidiary's billing in-house during this quarter, a transition period in which much of the billing was delayed until the following quarter. Interest expense for the quarter totaled 11% lower than that of the previous year, from $27,844 in the quarter ended December 31, 1995 to $24,837 in the current quarter. Again, some of this decline can be attributed to the deconsolidation of the medical billing subsidiary.

Medfin Management Corp. contributed $55,866 to the Company's loss in the third quarter of this fiscal year, a slight improvement from the $61,237 loss that this subsidiary showed in the same quarter of the previous year. The parent company's net income increased to $38,935 from an $5,071 loss in the third quarter of fiscal 1996. This increase was due in large part to the $53,666 in gain on investments during the current quarter; net income of the parent corporation would have declined by $9660 otherwise.
                                                               Page 15
Liquidity, Capital Resources and Income Taxes

At December 31, 1996 working capital amounted to $66,605, up from the working capital balance of $47,879 at March 31, 1996.

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











                                                                Page 16
SIGNATURES






In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


T.H. LEHMAN & CO., INCORPORATED
AND SUBSIDIARIES


/s/ SHANNON C. GRIES                          DATE:  March 3, 1997
Secretary/Treasurer and
Principal Financial Officer





























                                                               Page 17