Form 10KSB
period 1997-03-31
LEHMAN T H & CO INC
filed 1997-07-15
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1997.

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year were $1,023,101.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $581,462 as of July 1, 1997.

                                  3,230,342
        (Number of shares of common stock outstanding as of June 30, 1997)









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

MedFin Capital Resources, Inc. and HLT Holding Corporation are both engaged in the purchase of medical accounts receivable as well as the secured lending of funds to doctors against their receivables. This is accomplished via bulk purchases of accounts receivable, often in conjunction with commitments for purchases of future receivables generated or advances against such future receivables. The initial venture has involved a highly specialized niche within this market, i.e. industrial medicine, an area which, due to its complexity and overall nature typically precludes doctors from obtaining funding through conventional financing sources. Specifically, this area pertains to liens for medical services (evaluations and treatment) provided to applicants in the California workers' compensation system (typically self-

Page 2
procured). Fees for such services are regulated with schedules set by the state workers' compensation authority. Collection of such liens, if for eligible medical-legal services and/or treatment, may not be finally resolved for a period of two to three years, the forum for such resolution generally being an involved settlement process or adjudication by judgments in a court approved procedural process involving the state workers' compensation board. Typically significant discounts from the face amount of liens will be experienced. Payment is made by third party insurance carriers or self-insured employers or state workers' compensation programs. Specialized legal counsel is retained by the Company to aid in the overall collection of disputed claims and the evaluation of purchased portfolios. Presently the Company has under evaluation a number of portfolios which it could purchase at significant discounts to the face amount should any such transaction be consummated. Additionally, the company also purchases and finances liens generated through self-procured treatment by plaintiffs in personal injury lawsuits and will provide financing for such receivables to specialized medical practitioners. This category of receivable has an expected duration of over two years until the case is settled or resolved in court and the lien extinguished. Such resolution will typically be at a significant discount to the face amount outstanding.

HLT Holding Corporation has, to date, purchased one accounts receivable portfolio that was derived from services provided to plaintiffs, an August, 1992 transaction consisting of gross accounts of $2,639,010. Consideration given amounted to $250,000 cash and $500,000 in notes payable. Gross collections through March, 1997 amounted to $768,244 and write-offs totaled $1,110,652, leaving a balance of $760,114 face value. This overall experience is below expectations.

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

As a further adjunct to the financing/management services provided through subsidiaries to medical practitioners, effective February 1, 1993, the Company purchased Healthcare Professional Billing Corp. (HPB), in Broomfield, Colorado a billing and collection service that is utilized by both its captive clients and doctors in the metropolitan Denver and surrounding areas. The purchase price was $354,080, consisting of $140,000 in cash and the balance of $214,080 in notes payable. Healthcare Professional Billing Corp. provides billing and collection services with the aid of a computerized system to medical practitioners who have either individual or group outpatient practices. Revenues for these services are derived from a fee based upon a percentage of collected billings. This company has been in business for eleven years under the previous owner and is currently undertaking efforts to further expand its customer base. Competition is keen within the industry, coming both from the numerous entities providing similar services and the many firms that sell turnkey systems or software packages designed to enable medical practitioners to handle billing and collection functions internally with their staff. The Company believes, however, that the overall quality of its collection results and its timely service distinguish it from its competitors and it does not intend to use pricing as a determinant in obtaining new business. The collection business is subject to various state and Federal regulations, all of which, to the best of its knowledge, the Company is in compliance with and there are no outstanding claims against the Company with respect to these

Page 3
regulations.

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp. to certain key employees of that company. Until that time, Healthcare Professional Billing Corp. was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date.

Environmental Matters:

The company is subject to various laws and regulations with respect to employee health and safety and the protection of the environment. The Company believes that it is in substantial compliance with such laws and regulations. See Footnote 12: Allowance for Environmental Liability.

Employees:

The Company directly employs one person on a full-time basis. MedFin Management Corporation employs 10 persons who are engaged in executive, administrative and clerical positions. HPB employs 5 people who are engaged in executive, administrative and clerical positions.

The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.


ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank,California under an operating lease that expires on October 31, 1997. Monthly rental payments are $6,583, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any material legal proceeding.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has not been an annual meeting held since November 1991.









Page 4
PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

a)          Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 1997 are as follows:


         For the Quarter Ended                High                     Low

        June 30, 1995                        1/2                      1/2
        September 30, 1995                   1/2                      1/2
        December 31, 1995                    1/2                      1/2
        March 31, 1996                       1/2                      1/2

        June 30, 1996                        1/2                      1/2
        September 30, 1996                   1/2                      1/2
        December 31, 1996                    1/2                      1/2
        March 31, 1997                       1/2                      1/2

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

On August 15, 1994, the Company was delisted from the NASDAQ Small Cap Market as a result of failing to timely file the annual report.

b)          Number of Holders of Common Stock

As of June 30, 1997 the Company had approximately 139 shareholders of record. Philadep & Co. was the registered holder of 142,035 shares and Cede & Co. was
the registered holder of 524,113 shares.   Because many of the shares are
registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)          Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 1997.
















Page 5
ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 1997 Compared to
Fiscal Year Ended March 31, 1996

Revenues totaled $1,023,101 during the fiscal year ended March 31, 1997, 15% lower than the prior year's revenues of $1,203,794. Although gain on investments increased to $168,250 from the previous year's $28,564, revenues were down in other areas. Billing fees decreased by 39% as a result of the Company's October 1, 1996 transfer of 50% of the stock in its medical billing company to certain key employees. Management fees were also lower, down 26% from the previous year. Lower expenses helped offset some of the decrease in revenues, however. While interest expense increased slightly to $102,358 from the prior year's $97,371, general and administrative expenses decreased 15% to $1,387,746. Lower employee expense accounted for the largest portion of the decline in expenses, from $811,873 in fiscal 1996 to $558,024 in fiscal 1997. Rent expense decreased by $24,172 from last year's $118,833 to $94,661, and telephone, insurance, travel, postage, delivery and office supply expenses also experienced significant reductions. A portion of these reductions can be attributed to the transfer of 50% of the medical billing subsidiary's stock to the employees of that subsidiary.


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


Liquidity, Capital Resources and Income Taxes

At March 31, 1997 cash amounted to $33,422, 30% less than the cash balance of $47,879 at March 31, 1996.


MedFin Management, Corp. will continue to require working capital infusions over the next few months, as the outstanding receivable collections mature to


Page 6
cover current cash operating requirements; in the interim the Company believes that it has adequate resources to meet such working capital needs.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans from financial institutions.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc.

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

At March 31, 1997, the Company had an operating tax loss carryforward of approximately $4,800,000.

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









Page 7
PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT


The Directors and Executive Officers of the Company  are as follows:

Name                     Age              Director Since              Position

Dibo Attar               57                     1988                  Director
Elliot Gerstenhaber      51                     1996                  Director
Richard Farkas           71                     1996                  Director
Edmond Nagel             56                     -----                President
Shannon C. Gries         30                     -----      Secretary/Treasurer

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

Shannon Gries became an officer of the Company in December, 1993. She is an employee of ITC Technology Training Centers, Inc. and a former employee of

Page 8
Woodco Fund Management, which provides management services to the Company. Ms. Gries graduated with honors in December, 1992 from the University of Houston - Clear Lake with a Bachelor of Science degree in Accounting and became a licensed CPA in November, 1994.


ITEM 10.
EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 1997, 1996, and 1995.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
Edmond C. Nagel, President        1997        $72,917        $     0
                                  1996        $75,000        $     0
                                  1995        $75,000        $25,000
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

At the time of adoption of the Plan the Company issued ten-year Stock Options

Page 9
with an exercise price at $1.50 to purchase 350,000 shares of which 350,000 shares were issued to officers, a consultant and directors. At the date of the award the high bid price of the Common Stock was $.75. All outstanding employee options are exercisable at $1.50 per share and all are non-incentive options. 60,000 options were granted during the year ended March 31, 1993 at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000. 105,000 options were granted during the fiscal year ended March 31, 1995 at exercise prices of both $1.50 per share and $2.00 per share which expires in five years. No options were granted during the fiscal year ended March 31, 1996 and 1997.

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
                       =========

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 30, 1997:












Page 10
Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Swifton, N.V.               (4)
          Landhuis Joonchi                   301,237                 9.3%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (4)
          Landhuis Joonchi                   281,383                 8.7%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Nassa 31                       985,800                30.5%
          Lugano, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                18.5%
          4900 Woodway, Suite 650
          Houston, TX 77056

(b) Security Ownership of Management

          Dibo Attar              (1) (2)       -0-

          Elliot Gerstenhaber                   -0-

          Richard Farkas                        -0-

          Shannon C. Gries                    10,000                 .3%

          Edmond Nagel                (3)    215,601                6.7%


          Directors and Officers
          as Group 5 persons               2,392,185               74.0%
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

(4)  Swifton, N.V. and Burton, N.V. are each Netherlands Antilles corporations

Page 11
whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 1997 and March 31, 1996, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company in the amount of $86,700 and $94,200 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

Mr. Dibo Attar, a director and an indirect principal shareholder of the Company is a consultant to Capital Holdings, Inc., the parent of Millingway, Inc. and GTD Capital Holding Management Company. During the year ended March 31, 1992, the Company entered into a two year line of credit for $450,000 with Sogevalor S.A. In exchange for the funding commitment, the Company issued a Common Stock Purchase Warrant Certificate for the purchase of 100,000 shares of common stock at $1.25 originally expiring February 13, 1994. This Warrant Certificate has been extended to December 31, 1997 in conjunction with an extension of the note due date. As of March 31, 1997, $309,346 in principal and interest is outstanding under this credit line.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended March 31, 1997.





















Page 12
PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditors' Report
Consolidated Balance Sheets
           As of March 31, 1997 and 1996
Consolidated Statements of Operations
          Years Ended March 31, 1997 and 1996
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 1997 and 1996
Consolidated Statements of Cash Flows
          Years Ended March 31, 1997 and 1996

Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

10.4 Employment Agreement, dated as of January 2, 1990, between SPL and Julio Henriquez.*

10.6 Agreement, dated March 14, 1991, by Convergent Solutions, Inc., Vincent Galano, Ralph Reda, Thomas Borsanko, The Company, Dibo Attar, and Attar ISERP (Profit Sharing Plan).*

10.7 Sales contract dated October 8, 1993 by and between the Company and Helionetics, Inc. incorporated by reference from the Company's current report on Form 8-K dated July 1, 1993.*

Page 13
*These items have been previously submitted and are therefore incorporated only by reference.

Individual financial statements of the Company are not furnished because consolidated financial statements are furnished.























































Page 14

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

T.H. Lehman & Co., Incorporated


Edmond Nagel, President

Date: July 12, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                Date



Edmond Nagel                  President             July 12, 1997
                             (Principal
                           Executive Officer)


Shannon C. Gries           Secretary/Treasurer      July 15, 1997
                          (Principal Accounting &
                           Financial Officer)


Dibo Attar                     Director             July 12, 1997



Elliot Gerstenhaber            Director             July 12, 1997



Richard P. Farkas              Director             July 12, 1997



















Page 15
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditors                                    F-2

Consolidated Balance Sheets
           As of March 31, 1997 and 1996                          F-3

Consolidated Statements of Operations
          Years Ended March 31, 1997 and 1996                     F-5

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 1997 and 1996                     F-6

Consolidated Statements of Cash Flows
          Years Ended March 31, 1997 and 1996                     F-7

Notes to Consolidated Financial Statements                        F-9







































                                        F-1


REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
T.H. Lehman & Co., Incorporated

We have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1997 and 1996, and the results of their operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Hollander, Gilbert & Co.

Los Angeles, California
July 9, 1997

























                                        F-2
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND MARCH 31, 1996


ASSETS

                                                     1997               1996
CURRENT ASSETS                                   __________         __________

Cash                                             $   33,422         $   47,879
Trading securities (Note 3)                          15,000             17,600
Accounts receivable                                  15,532             56,439
Prepaid expenses and other current assets             6,540              9,820
Current portion of non-current receivables
(Note 4)                                            440,000            446,535
                                                 __________         __________

TOTAL CURRENT ASSETS                                510,494            578,273

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $131,120 at
  March 31, 1997 and $242,891 at March 31, 1996
  (Note 5)                                           67,843             95,452

OTHER ASSETS
Securities available for sale (Note 3)              963,767            863,291
Investments in non-public companies, at cost         30,500             64,500
Non-current receivables (Note 4)                  1,479,000          1,336,138
Deposits                                              4,900              7,429
Certificate of Deposit - Restricted (Note 12)        80,000             80,000
Patents, trademarks and tradenames-at cost
  less accumulated amortization of $8,039 at
  March 31, 1997 and $6,943 at March 31, 1996             0              4,020
Covenants not to compete, less
  accumulated amortization of $376,065 at
  March 31, 1997 and $358,875 at March 31, 1996           0             63,032
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $23,125 at
  March 31, 1997 and $18,125 at March 31, 1996       26,875             31,875
                                                 __________         __________

TOTAL OTHER ASSETS                                2,585,042          2,450,285
                                                 __________         __________
TOTAL ASSETS                                     $3,163,379         $3,124,010
                                                 ==========         ==========












See accompanying Notes to Consolidated Financial Statements

                                         F-3
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 AND MARCH 31, 1996


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1997               1996
CURRENT LIABILITIES                              __________         __________

Loans payable - financial
  institution (Note 6)                           $  285,946         $  202,392
Accounts payable                                    462,463            389,119
Accrued liabilities                                  72,565             88,195
Current portion of long-term debt (Note 7)          316,776            430,147
Estimated environmental liability (Notes
  2 and 12)                                         189,315            234,633
                                                 __________         __________

TOTAL CURRENT LIABILITIES                         1,327,065          1,344,486

LONG-TERM DEBT, less current portion
(Note 7)                                            821,316            560,112
                                                 __________         __________


          TOTAL LIABILITIES                       2,148,381          1,904,598

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 3,230,342 shares
  at March 31, 1997 and March 31, 1996               32,303             32,303
Additional paid-in capital                        7,310,299          7,293,394
Unrealized gain on securities available
  for sale                                          561,422            315,738
Accumulated deficit                              (6,840,588)        (6,373,585)
Treasury stock at cost - 25,000 shares              (48,438)           (48,438)
                                                 __________         __________

TOTAL STOCKHOLDERS' EQUITY                        1,014,998          1,219,412
                                                 __________         __________
                                                 $3,163,379         $3,124,010
                                                 ==========         ==========













See accompanying Notes to Consolidated Financial Statements

                                         F-4
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

                                                     1997              1996
                                                 __________         __________

REVENUES
Management and billing fees, net of
  allowances                                     $  724,678         $1,028,495
Income from finance receivables                      28,243
Interest and dividends                               76,930             84,808
Net gain on trading securities                       24,929             28,564
Realized gain from sales of securities
  available for sale                                 63,742
Realized gain from sales of investment in
  non-public companies                               79,579
Gain on debt settlement                                                61,927
Profit participation fee                             25,000

                                                 __________         __________

TOTAL REVENUES                                    1,023,101	        1,203,794

OPERATING EXPENSES
Selling, general and administrative               1,387,746          1,644,286
Interest expense                                    102,358             97,371
                                                 __________         __________

TOTAL OPERATING EXPENSES                          1,490,104          1,741,657
                                                 __________         __________


NET LOSS                                        ($  467,003)       ($  537,863)
                                                 ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342          3,230,342
                                                 ==========         ==========


NET LOSS PER COMMON SHARE                           ($0.14)            ($0.17)
                                                 ==========         ==========














See accompanying Notes to Consolidated Financial Statements

                                      F-5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996

BALANCE, March 31, 1995

   Common Stock                           Unreal.     Treasury Stock
 ________________ Additional              Gain on     ______________
  Shares           Paid-in   Accumulated  Sec Avail.  for Shares
  Issued   Amount  Capital     Deficit    for sale   Held    Amount     Total
_________ _______ __________ ____________ _______ _______ _________ __________

3,230,342 $32,303 $7,293,394 ($5,835,722)         25,000 ($48,438) $1,441,537

Unrealized gain on securities
  available for sale:                     315,738                     315,738



Net loss                        (537,863)                            (537,863)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1996:

3,230,342  32,303  7,293,394  (6,373,585) 315,738  25,000 (48,438)  1,219,412
_______________________________________________________________________________

Unrealized gain on securities
  available for sale                      245,684                     245,684

Paid-in capital from
  distribution of 50%
  interest in a sub-
  sidiary to certain
  employees                       16,905                              16,905

Net loss                        (467,003)                           (467,003)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1997:

3,230,342 $32,303 $7,310,299 ($6,840,588) 561,422 25,000 ($48,438) $1,014,998
========= ======= ========== ============ ======= ======  ========= ===========













See accompanying Notes to Consolidated Financial Statements

                                   F-6
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                                     1997               1996
                                                 __________          __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                        ($  467,003)     ($  537,863)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                        61,942           95,185
Provision for bad debts                             222,643          222,643
Realized gain from sales of securities
  available for sale                                (63,742)         (90,491)
Realized gain from sale of investment in
  non-public companies                              (79,579)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading Securities                                2,600
    Accounts receivable                             (29,235)          (8,038)
    Prepaid expenses and other current assets        (6,088)          31,252
    Increase (decrease) in:
    Accounts payable                                143,103          103,642
    Accrued liabilities                              66,192          104,600
    Estimated environmental liability               (45,318)         (10,809)
                                                  __________         _________
NET CASH USED IN
  OPERATING ACTIVITIES                             (194,485)         (89,879)
                                                  __________         _________


CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in 50% owned corporation                13,278
  Loans made evidenced by notes receivable         (725,991)        (952,302)
  Collection of notes receivable                    367,021          574,094
  Purchase of property and equipment                (54,036)         (11,878)
  Acquisition of securities available for sale                       (69,985)
  Deposits and certificates of deposits                 615          (77,695)
  Proceeds from sale of securities
    available for sale                              208,950           56,346
  Proceeds from sales of investments
    in non-public companies                         113,579
  Collections from related parties                                        36
                                                  _________         _________
NET CASH USED IN
  INVESTING ACTIVITIES                              (76,584)        (481,384)
                                                  __________        _________







See accompanying Notes to Consolidated Financial Statements

                                   F-7
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996


                                                     1997               1996
                                                   _________          _________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                     63,000          (23,121)
  Proceeds of long-term debt                        395,067          795,240
  Repayment of long-term debt                      (201,455)        (199,415)
                                                  _________         _________
NET CASH PROVIDED BY FINANCING ACTIVITIES           256,612          572,704
                                                  _________         _________

INCREASE (DECREASE)IN CASH                          (14,457)           1,441
CASH - BEGINNING                                     47,879           46,438
                                                  _________         _________

CASH - END                                       $   33,422       $   47,879
                                                  =========        =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   10,331       $   38,351
                                                  =========        =========

  Income Taxes                                   $        0       $        0
                                                  =========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

Reduction in Notes Payable per Settlement
Agreement (Note 2)                               $        0       $   61,927
                                                  =========        =========


Sale to certain of the Company's lenders of note
receivable issued by Helionetics by reducing
notes payable due those lenders                  $        0       $  407,956
                                                  =========        =========













See accompanying Notes to Consolidated Financial Statements

                                     F-8
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997 AND 1996


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, provides medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

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

Securities - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable securities not classified as either investment securities which are held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity. Average cost is used to determine cost when calculating realized gains or losses from sales of securities available for sale.

Investment in 50% owned Corporation - Investment in 50% owned corporation is accounted for under the equity method.

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

Impairment of Long-Lived Assets - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement provides guidelines for recognition of impairment losses related

                                     F-9
long-term assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

Stock-Based Compensation - Effective April 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"). This statement encourages, but does not require, a fair value based method of accounting for employee stock options.
The Company elected to continue to measure compensation costs under APB Opinion No. 25, " Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 124. The adoption of this statement had no impact on the Company's consolidated financial statements.
The Company did not grant any options during the yeares ended
March 31, 1997 and 1996.

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


2.     ACQUISITIONS AND DISPOSITIONS

On July 1, 1993, the Company sold its manufacturing subsidiary to Helionetics, Inc. for a face amount convertible unsecured 6% promissory note of $400,000 payable on December 31, 1996. Interest is payable quarterly beginning March 31, 1994. The note is convertible into Helionetics, Inc. common stock at a price of $40 per share (adjusted for 1 for 10 reverse stock split). This note was sold for the face amount plus accrued interest on March 1, 1996 via a non-cash transaction by which the note was transferred on a non-recourse basis to certain non-related lenders in payment of notes payable and accrued interest on those notes. The Company was also issued warrants to purchase Helionetics, Inc. common stock at a price of $60 per share (adjusted for 1 for 10 reverse stock split) through July 1, 1996. No value was ascribed to these warrants. Under the agreement to sell the subsidiary, the Company assumed the responsibility for any hazardous wastes and/or environmental clean up and damage with respect to the leased facilities and has agreed to indemnify Helionetics, Inc. for any and all damages or liabilities which were initially estimated at $275,000. See Footnote 12: Allowance for Environmental Liability.

In August, 1992, the Company entered into various agreements, including both consulting and covenant not to compete agreements, wherein it purchased certain assets and assumed certain liabilities of a medical practice management entity located in California whose primary business was to manage a chiropractic facility. A portion of the purchase price was attributable to the bulk purchase of outstanding personal injury and industrial medical accounts receivable from the retired provider who owned the medical management entity. The aggregate purchase price approximated $1,050,000, of which $450,000 was payable under a note requiring payments of $8,771 per month for 30 months with interest of 4%, commencing November, 1993. The Company

                                     F-10
successfully renegotiated this note in October, 1995, resulting in a gain of $61,927. As of March 31, 1996, all remaining amounts due on this note have been paid in full.

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at March 31, 1997 is as follows:

                                             March 31,1997
                                             _____________
Financial Position:                             $ 80,472
Current Assets                                    33,372
Property and equipment                            31,222
                                                ________
Total assets                                    $145,066
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $315,383
Long-term obligations (a)                        109,662
Stockholders' deficiency                        (279,979)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $145,066
                                               =========

                                               Six Months
                                                 Ended
                                            March 31, 1997
                                            ______________
Results of Operation:
Revenues                                        $149,792
Operating Expenses                               157,779
                                                 _______
Net loss                                        $(7,987)
                                                 =======

(a) Certain creditors of HPB are also creditors of the Company.

3.     SECURITIES AVAILABLE FOR SALE

                                                  1997               1996
                                               __________         __________
KTI, Inc.                                       $941,934           $730,084

Other equity investments in public entities       21,833            133,207
                                               __________         __________
                                                $963,767           $863,291
                                               ==========         ==========





                                      F-11
Unrealized gains and losses for marketable equity securities at March 31, 1997 and 1996 are as follows:

                                     1997                       1996
                              ______________________     ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $  2,923    $402,345       $  7,794    $547,553

Aggregate Market Value        $ 15,000    $963,767       $  17,600   $863,291

Gross Unrealized Gains        $ 12,077    $561,422       $   9,806   $358,244

Gross Unrealized Losses       $      0    $      0       $      0   ($ 42,506)





4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 1997 and March 31, 1996 consisted of the following:

                                                          1997       1996
                                                       __________  __________

Purchased receivables of a medical provider
adjusted to estimated net realizable value (See Note
2).                                                    $       0  $    6,535

Assigned medical billings net of allowances of
which $440,000 of the unpaid is expected to be
collected during the current fiscal year.               1,718,260   1,489,193

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           769,593     631,740
                                                       __________  __________
                                                        2,487,853   2,127,468
          Less Allowance for Uncollectible               (568,853)   (344,795)
                                                       __________  __________
                                                        1,919,000   1,782,673
          Less Current Portion                           (440,000)   (446,535)
                                                       __________  __________
                                                       $1,479,000  $1,336,138
                                                       ==========  ==========
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1997 and March 31, 1996 consisted of the following:
                                Life                   1997           1996
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   30,426      $    4,484
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              168,037         333,359

                                           F-12



                                                   __________      __________
                                                      198,963         338,343
          Less Accumulated Depreciation              (131,120)       (242,891)
                                                   __________      __________
                                                   $   67,843      $   95,452
                                                   ==========      ==========


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of March 31, 1997 and March 31, 1996, the outstanding balance against this line of credit totaled $285,946 and $202,392, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the years ended March 31, 1997 and 1996 was 10.27% and 10.5% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the years ended March 31, 1997 and 1996 amounted to $201,806 and $90,500, respectively.
This line of credit expires on January 31, 1998.


7. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 1997 and March 31, 1996 consisted of the following:

                                                           1997        1996
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
ths creditor (See Note 8).                              $ 309,346    $ 290,785

Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1999.                  159,284      341,635

Non-related Parties (all unsecured):

Advances from an available line of credit of
$100,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
                                     F-13
and payable on or before August 3, 1998.                        0       81,446

Advances from an available line of credit of
$20,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before July 1,1999.                       9,673           0

Two notes payable totaling $45,000 principal
plus accrued interest at 6%, all due on
January 27, 1999.                                               0        1,418

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                          57,151       52,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  11,258       10,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.                679       10,090

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 2000.                  166,023     102,929

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                82,578      75,278

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              10,411           0

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    31,784           0

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before Novemeber 1, 1998.               171,716           0

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 27, 1998.                  0      10,342

Note payable of $60,000 principal plus accrued
interest at 10%, all due on March 12, 2000.                60,312	        0

Advances from an available line of credit of
$100,000.  the loan bears interest at annual
of 10%.  All principal and interest is due
and payable on or before February 5, 2000.                 67,877	        0

Equipment purchase contract with a monthly payment

                                     F-14

of $330 and an effective interest rate
of 11.25% payable through January, 1999.                        0       11,150

Equipment purchase contract with a monthly payment
of $315 and an effective interest rate of 20% payable
through October, 1996                                           0       2,777

                                                       __________  __________
                                                        1,138,092     990,259
               Less Current Portion                      (316,776)   (430,147)
                                                       __________  __________
                                                       $  821,316  $  560,112
                                                       ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1998 - $316,776; 1999 - $342,104; 2000 - $306,439;
2001 - $172,773.


8. STOCKHOLDERS' EQUITY

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

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options will be granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. Options granted may either be incentive stock options, pursuant to which the recipient receives tax benefits, or non-incentive stock options. At the time of the adoption of the 1990 Plan, the Company issued ten-year non-incentive stock options with an exercise price of $1.50 to purchase 350,000 shares of which 250,000 shares (100,000 shares canceled in 1993; 50,000 shares expired in 1994) were issued to the officers of the Company, 50,000 shares were issued to the directors of the Company, and 50,000 shares were issued to a consultant who was formerly an officer of the Company. At March 31, 1997, 200,000 of the options are still outstanding.

During the year ended March 31, 1993, the Company issued options to purchase 60,000 shares of the Company's common stock at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000. At March 31, 1997, 40,000 of these options are still outstanding.

In June, 1994, the Company issued 105,000 additional options which are exercisable at prices ranging from $1.50 to $2.00 per share for five years. At March 31, 1997, 105,000 of these options are still outstanding.

9. INCOME TAXES

At March 31, 1997, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $4,800,000 available to reduce future taxable income, if any, expiring through 2010.
As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

                                       F-15
10. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring through fiscal 1998.

Minimum annual future rental payment under the aforementioned lease as of March 31, 1997 amounts to $46,080 for the year ended March 31, 1998.

Rent expense amounted to $94,661 and $118,833 for the years ended March 31, 1997 and 1996, respectively.

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


11. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder and director of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $86,700 and $94,200 for the years ended March 31, 1997 and 1996, respectively.

Dibo Attar, a director of the Company, is also a director of KTI, Inc. (see Note 3)

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's directors and principal stockholders being a consultant to these entities.

12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The Company, in conjunction with the sale of its manufacturing subsidiary, incurred an obligation to assume any and all historic environmental liabilities that may have occurred, whether known or unknown. The Company does not have any environmental liability insurance coverage. The Company has initially set up a provision of $275,000 to cover possible environmental liabilities (a) arising from the contamination of waste delivered to a disposal contractor of tritium waste which was generated during the manufacture of luminescent signage and (b) pursuant to recently implemented State of New York licensing regulations requiring licenses that the former subsidiary establish a Decommissioning Funding Plan and attendant Financial Assurance Requirements thereto which are acceptable to the State of New York. Accordingly, the former subsidiary has had an environmental audit performed which, on a preliminary basis, has called for the establishment of an allowance to cover the estimated cost of compliance with license renewal requirements of which there is no assurance that final acceptance will be made by the regulatory authorities. During the fiscal years ended March 31, 1997 and 1996 the Company charged

                                     F-16
$169,066 and $10,809, respectively, against this provision. Financial responsibility as to the liability relating to (a) has been collateralized by an $80,000 certificate of deposit which will be released upon final disposition of the tritium waste. During the year ended March 31, 1997, the Company provided for additional estimated envirmental liability of $123,748.

13. SUBSEQUENT EVENT

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.
















































                                      F-17