Form 10QSB
period 1997-06-30
LEHMAN T H & CO INC
filed 1997-08-18
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1997
                          Commission file number
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

                                  3,230,342
(Number of shares of common stock outstanding as of August 18, 1997)








T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
JUNE 30, 1997
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at June 30, 1997
         and March 31, 1997                                       3-4

         Statements of operations for
         the three months ended June 30,
         1997 and 1996                                             5

         Statements of cash flows
         for the three months ended
         June 30, 1997 and 1996                                   6-7

         Notes to consolidated
         financial statements                                    8-14

Item 2.  Management's Discussion and Analysis                   15-16


PART II. OTHER INFORMATION

Signatures                                                         17


















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND MARCH 31, 1997


ASSETS
                                                   June 30           March 31
                                                    1997               1997
                                                 (Unaudited)
CURRENT ASSETS                                   __________         __________

Cash                                             $   38,858        $   33,422
Trading securities (Note 3)                               0            15,000
Accounts receivable                                  15,482            15,532
Prepaid expenses and other current assets             4,078             6,540
Current portion of non-current receivables
(Note 4)                                            440,000           440,000
                                                 __________        __________

TOTAL CURRENT ASSETS                                498,418           510,494

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $138,551 at
  June 30, 1997 and $131,120 at March 31, 1997
  (Note 5)                                           59,988            67,843

OTHER ASSETS
Securities available for sale (Note 3)              357,891           963,767
Investments in non-public companies, at cost         30,500            30,500
Non-current receivables (Note 4)                  1,508,251         1,479,000
Deposits                                              1,000             4,900
Certificate of Deposit - Restricted (Note 12)        80,000            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $24,375 at
  June 30, 1997 and $23,125 at March 31, 1997        25,625            26,875
                                                 __________        __________

TOTAL OTHER ASSETS                                2,003,267         2,585,042
                                                 __________        __________
TOTAL ASSETS                                     $2,561,673        $3,163,379
                                                 ==========        ==========







See accompanying Notes to Consolidated Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 AND MARCH 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30          March 31
                                                    1997              1997
                                                 (Unaudited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial
  institution (Note 6)                           $  306,629        $  285,946
Accounts payable                                    414,783           462,463
Accrued liabilities                                  55,066            72,565
Current portion of long-term debt (Note 7)          321,497           316,776
Estimated environmental liability (Notes
  2 and 12)                                         172,097           189,315
                                                 __________        __________

TOTAL CURRENT LIABILITIES                         1,270,072         1,327,065

LONG-TERM DEBT, less current portion
(Note 7)                                            370,780           821,316
                                                 __________        __________


          TOTAL LIABILITIES                       1,640,852         2,148,381

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 3,230,342 shares
  at June 30, 1997 and March 31, 1997                32,303            32,303
Additional paid-in capital                        7,310,300         7,310,300
Unrealized gain on securities available
  for sale                                          166,656           561,422
Accumulated deficit                              (6,540,000)       (6,840,588)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                          920,821         1,014,998
                                                 __________        __________
                                                 $2,561,673        $3,163,379
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                   June 30           June 30
                                                    1997              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management and billing fees, net of
  allowances                                     $  138,007        $  226,009
Income from finance receivables                      34,368             6,465
Interest and dividends                               18,762            15,487
Net gain on trading securities                        6,953                 0
Realized gain from sale of securities
  available for sale                                325,348                 0
Profit participation fee                             20,000                 0
                                                 __________        __________

TOTAL REVENUES                                      543,438	          247,961

OPERATING EXPENSES
Selling, general and administrative                 217,548           298,163
Interest expense                                     25,299            25,536
                                                 __________        __________
TOTAL OPERATING EXPENSES                            242,847           323,699
                                                 __________        __________


NET INCOME (LOSS)                                $  300,591       ($   75,738)
                                                 ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342         3,230,342
                                                 ==========        ==========


NET INCOME (LOSS) PER COMMON SHARE                    $0.09           ($0.02)
                                                 ==========        ==========








See accompanying Notes to Consolidated Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996


                                                  June 30          June 30
                                                    1997             1996
                                                (Unaudited)      (Unaudited)
                                                 __________       __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  300,591      ($   75,738)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         9,066           20,226
Realized gain from sales of securities
  available for sale                               (325,348)               0
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading securities                               15,000                0
    Accounts receivable                                  50          (14,885)
    Prepaid expenses and other current assets         2,462            2,135
    Increase (decrease) in:
    Accounts payable                                 25,320           50,504
    Accrued liabilities                               2,419           25,016
    Estimated environmental liability               (17,218)         (10,959)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               12,342           (3,701)
                                                  __________        _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (164,801)        (181,674)
  Collection of notes receivable                    135,550          117,334
  (Purchase)disposal of property and equipment           36             (292)
  Deposits and certificates of deposits               3,900            1,000
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                              (25,315)         (63,633)
                                                  __________        _________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                     20,683           12,788


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

                                                   June 30          June 30
                                                     1997             1996
                                                 (Unaudited)      (Unaudited)
                                                  __________       __________
  Proceeds of long-term debt                              0           20,000
  Repayment of long-term debt                        (2,274)          (1,511)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                               18,409           31,277
                                                  __________        _________

INCREASE (DECREASE)IN CASH                            5,436          (36,057)

CASH - BEGINNING                                     33,422           47,879
                                                  _________         _________

CASH - END                                       $   38,858       $   11,822
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $      957       $      456
                                                  =========        =========
  Income Taxes                                   $        0       $        0
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












See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.


2.     ACQUISITIONS AND DISPOSITIONS

The summary of acquisitions and dispositions of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.

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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at June 30, 1997 is as follows:

                                              June 30,1997
                                             _____________
Financial Position:
Current assets                                  $ 71,723
Property and equipment                            33,729
Other assets                                      22,079
                                                ________
Total assets                                    $127,531
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $336,338
Long-term obligations (a)                         87,036
Stockholders' deficiency                        (295,843)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $127,531
                                               =========


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


                                              Three Months
                                                 Ended
                                              June 30, 1997
                                             ______________
Results of Operations:
Revenues                                       $ 60,863
Operating Expenses                               76,729
                                                _______
Net loss                                       $(15,866)
                                                =======

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                                 June 30           March 31
                                                  1997               1997
                                               __________         __________
KTI, Inc.                                       $333,330           $941,934

Other equity investments in public entities       24,561             21,833
                                               __________         __________
                                                $357,891           $963,767
                                               ==========         ==========

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.

Unrealized gains and losses for marketable equity securities at June 30, 1997 and March 31, 1997 are as follows:

                                  June 30, 1997             March 31, 1997
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $191,235       $  2,923    $402,345

Aggregate Market Value        $      0    $357,891       $ 15,000    $963,767

Gross Unrealized Gains        $      0    $166,656       $ 12,077    $561,422

Gross Unrealized Losses       $      0    $      0       $      0    $      0


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


4. NON-CURRENT RECEIVABLES

     Non-current receivables at June 30, 1997 and March 31, 1997 consisted of the following:

                                                        June 30     March 31
                                                          1997        1996
                                                       __________  __________
Assigned medical billings net of allowances of
which $440,000 of the unpaid is expected to be
collected during the current fiscal year.              $1,720,717  $1,718,260

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           796,387     769,593
                                                       __________  __________
                                                        2,517,104   2,487,853
          Less Allowance for Uncollectible               (568,853)   (568,853)
                                                       __________  __________
                                                        1,948,251   1,919,000
          Less Current Portion                           (440,000)   (440,000)
                                                       __________  __________
                                                       $1,508,251  $1,479,000
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1997 and March 31, 1997 consisted of the following:
                                Life                   1997           1996
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   30,426      $   30,426
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              167,613         168,037
                                                   __________      __________
                                                      198,539         198,963
          Less Accumulated Depreciation              (138,551)       (131,120)
                                                   __________      __________
                                                   $   59,988      $   67,843
                                                   ==========      ==========


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of June 30, 1997 and March 31, 1997, the outstanding balance against this line of credit totaled $306,627 and $285,946, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the three months ended June 30, 1997 and the year ended March 31, 1997 was 10.25% and 10.5% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the three months ended June 30, 1997 and the year ended March 31, 1997 amounted to $294,995 and $201,806, respectively. This line of credit expires on January 31, 1998.


7. LONG-TERM DEBT

Long-term debt including accrued interest at June 30, 1997 and March 31, 1997 consisted of the following:

                                                         June 30     March 31
                                                           1997        1997
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8)                              $ 314,067    $ 309,346

Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1999.                        0      159,284

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


Non-related Parties (all unsecured):

Advances from an available line of credit of
$20,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before July 1,1999.                           0        9,673

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                               0       57,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  10,931       11,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.                  0          679

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 2000.                  150,281     166,023

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                   500      82,578

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              10,660      10,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    30,010      31,784

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before Novemeber 1, 1998.               175,828     171,716

Note payable of $60,000 principal plus accrued
interest at 10%, all due on March 12, 2000.                     0	     60,312


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


Advances from an available line of credit of
$100,000.  the loan bears interest at annual
of 10%.  All principal and interest is due
and payable on or before February 5, 2000.                      0	     67,877
                                                       __________  __________
                                                          692,277   1,138,092
               Less Current Portion                      (321,497)   (316,776)
                                                       __________  __________
                                                       $  370,780  $  821,316
                                                       ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1998 - $321,497; 1999 - $197,419; 2000 - $0;
2001 - $172,861.

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.

8. STOCKHOLDERS' EQUITY

The discussion regarding stockholders' equity of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.

9. INCOME TAXES

The discussion regarding income taxes of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.

10. COMMITMENTS AND CONTINGENCIES

The discussion of commitments and contingencies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.






T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


11. RELATED PARTY TRANSACTIONS

The discussion of related party transactions of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.


12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion of environmental liabilities of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1997, is incorporated herein by reference.
































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1997


Statements of Operations:

Three Months Ended June 30, 1997 Compared to
Three Months Ended June 30, 1996

Revenues totaled $543,438 during the three months ended June 30, 1997, 119% higher than the $247,961 in revenues from the same quarter in the previous year. All increase in revenue is attributable to realized gains on investments and profit participation, which totaled $352,301 for the current quarter. Management and billing fees were down by $88,002 as compared to the prior year's first quarter totals of $226,009, 75% of which is directly attributable to the October 1, 1996 transfer of 50% of the stock in its medical billing company to certain key employees. As a result of this transfer, the Company no longer consolidates that former subsidiary's income and expenses with its own and now accounts for its remaining interest in that subsidiary under the equity. Income from finance receivables jumped to $34,368 in the current quarter from $6,465 during the same time period in the previous year. It was during this quarter of last year that the Company recouped its cost basis in these acquired receivables and began recognizing income on the collection of these receivables. Interest and dividend income rose slightly to $18,762 from $15,487 during the first fiscal quarter of the previous year.

General and administrative expenses decreased by $80,615 to $217,548 in the current year's first fiscal quarter. This is entirely attributable to the medical billing company stock transfer and resulting deconsolidation, as it had $86,344 in such expenses during the quarted ended June 30, 1996. Interest expense remained relatively unchanged, despite the Company's June 5, 1997 transfer of a portion of its investment portfolio to reduce its debt.
However, the payment of this debt is expected to result in lower interest expense over the rest of the current fiscal year.

Medfin Management Corp. contributed $155,901 in revenues during the current quarter and $181,329 in non-intercompany expenses during that same time frame. During the quarter ended June 30, 1996, Medfin's revenues were $175,303 and its non-intercompany expenses totaled $170,091. HLT Holding Corp. contributed the previously mentioned finance receivable income of $34,368 during the first three months of this fiscal year and $6,465 during the first fiscal quarter of last year. Non-intercompany expenses for HLT rose from $6,386 during the quarter ended June 30, 1996 to $10,728 during the current quarter.

Liquidity, Capital Resources and Income Taxes:

At June 30, 1997 cash amounted to $38,858, up 228% from the cash balance of $11,822 at March 31, 1997.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1997


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







T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ SHANNON C. GRIES                          DATE:  August 18, 1997
Secretary/Treasurer and
Principal Financial Officer











































