Form 10QSB
period 1997-09-30
LEHMAN T H & CO INC
filed 1997-11-13
CIK 721647

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1997
                          Commission file number
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

                   Common Stock, $.01 Par.
                       (Title of Class)

 Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes _X_   No ___

                                  3,230,342
(Number of shares of common stock outstanding as of November 12, 1997)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 1997
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at September 30, 1997
         and March 31, 1997                                      3-4

         Statements of operations for
         the three months and six months
         ended September 30, 1997                                 5

         Statements of operations for
         the three months and six months
         ended September 30, 1996                                 6

         Statements of cash flows
         for the three months ended
         September 30, 1997 and 1996                             7-8

         Notes to consolidated
         financial statements                                    9-15

Item 2.  Management's Discussion and Analysis                   16-17


PART II. OTHER INFORMATION

Signatures                                                         18

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND MARCH 31, 1997


ASSETS
                                                September 30         March 31
                                                    1997               1997
                                                 (Unaudited)
CURRENT ASSETS                                   __________        __________

Cash                                             $   47,184        $   33,422
Trading securities (Note 3)                               0            15,000
Accounts receivable                                  14,970            15,532
Prepaid expenses and other current assets             4,588             6,540
Current portion of non-current receivables
(Note 4)                                            440,000           440,000
                                                 __________        __________

TOTAL CURRENT ASSETS                                506,742           510,494

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $147,250
  at September 30, 1997 and $131,120 at
  March 31, 1997 (Note 5)                            67,984            67,843

OTHER ASSETS
Securities available for sale (Note 3)              564,313           963,767
Investments in non-public companies, at cost         30,500            30,500
Non-current receivables (Note 4)                  1,401,646         1,479,000
Deposits                                              1,514             4,900
Certificate of Deposit - Restricted (Note 12)        80,000            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $26,875 at
  September 30, 1997 and $23,125 at March 31, 1997   24,375            26,875
                                                 __________        __________

TOTAL OTHER ASSETS                                2,102,348         2,585,042
                                                 __________        __________
TOTAL ASSETS                                     $2,677,074        $3,163,379
                                                 ==========        ==========








See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND MARCH 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30        March 31
                                                    1997              1997
                                                 (Unaudited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial
  institution (Note 6)                           $  313,516        $  285,946
Accounts payable                                    444,551           462,463
Accrued liabilities                                  63,277            72,565
Current portion of long-term debt (Note 7)          326,064           316,776
Estimated environmental liability (Notes
  2 and 12)                                         149,143           189,315
                                                 __________        __________

TOTAL CURRENT LIABILITIES                         1,296,551         1,327,065

LONG-TERM DEBT, less current portion
(Note 7)                                            377,013           821,316
                                                 __________        __________


          TOTAL LIABILITIES                       1,673,564         2,148,381

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 3,230,342 shares
  at September 30, 1997 and March 31, 1997           32,303            32,303
Additional paid-in capital                        7,310,299         7,310,299
Unrealized gain on securities available
  for sale                                          373,078           561,422
Accumulated deficit                              (6,663,732)       (6,840,588)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                        1,003,510         1,014,998
                                                 __________        __________
                                                 $2,677,074        $3,163,379
                                                 ==========        ==========



See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997

                                                Three Months       Six Months
                                                   Ended             Ended
                                                September 30      September 30
                                                    1997              1997
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management and billing fees, net of
  allowances                                     $  105,655        $  243,662
Income from finance receivables                      11,653            46,021
Interest and dividends                               18,960            37,722
Net gain on trading securities                            0             6,953
Realized gain from sale of securities
  available for sale                                      0           325,348
Profit participation fee                                  0            20,000
                                                 __________        __________

TOTAL REVENUES                                      136,268           679,706

OPERATING EXPENSES
Selling, general and administrative                 239,768           457,166
Interest expense                                     20,383            45,683
                                                 __________        __________
TOTAL OPERATING EXPENSES                            260,151           502,849
                                                 __________        __________


NET INCOME (LOSS)                               ($  123,883)       $  176,857
                                                 ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342         3,230,342
                                                 ==========        ==========


NET INCOME (LOSS) PER COMMON SHARE                   ($0.04)           $0.05
                                                 ==========        ==========







See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1996

                                                Three Months       Six Months
                                                   Ended             Ended
                                                September 30      September 30
                                                    1996              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
  Management and billing fees,
    net of allowances                            $  207,990        $  433,999
  Income from finance receivables                     1,220             7,685
  Interest and dividends                             24,170            39,657
  Net realized and unrealized gain
    (loss) on investments                           131,844           131,844
                                                 __________        __________

TOTAL REVENUES                                      365,224           613,185
                                                 __________        __________
OPERATING EXPENSES
  Selling, general and administrative               307,457           605,620
  Interest expense                                   27,048            52,584
                                                 __________        __________

      TOTAL OPERATING EXPENSES                      334,505           658,204
                                                 __________        __________

NET INCOME(LOSS)                                 $   30,719        $  (45,019)
                                                 ==========        ==========

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            3,230,342         3,230,342
                                                 ==========        ==========



NET INCOME (LOSS) PER COMMON SHARE                   $ 0.01           $(0.01)
                                                 ==========        ==========






See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                September 30      September 30
                                                    1997              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  176,857       ($   45,019)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                        19,016            40,862
Realized gain from sales of securities
  available for sale                               (325,348)         (131,844)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading securities                               15,000                 0
    Accounts receivable                                 562           (15,039)
    Prepaid expenses and other current assets         1,952            (2,919)
    Increase (decrease) in:
    Accounts payable                                 55,088            79,599
    Accrued liabilities                              23,253            26,080
    Estimated environmental liability               (40,173)          (13,661)
                                                  __________         _________
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              (73,793)          (61,942)
                                                  __________         _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (290,577)         (342,239)
  Collection of notes receivable                    367,931           288,214
  Proceeds from sale of investments and
    other assets                                          0           188,844
  (Purchase)disposal of property and equipment      (16,656)             (292)
  Deposits and certificates of deposits               3,386               300
                                                  __________         _________
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               64,084           134,827
                                                  __________         _________






See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

                                                September 30      September 30
                                                    1997              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                     27,570            27,905
  Proceeds of long-term debt                              0            59,000
  Repayment of long-term debt                        (4,099)           (3,030)
                                                  __________         _________
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                               23,471            83,875
                                                  __________         _________

INCREASE (DECREASE)IN CASH                           13,762           156,761

CASH - BEGINNING                                     33,422            47,879
                                                  _________          _________

CASH - END                                       $   47,184        $  204,640
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $      957        $      872
                                                  =========         =========
  Income Taxes                                   $        0        $        0
                                                  =========         =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

On September 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.








See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at September 30, 1997 is as follows:

                                           September 30,1997
                                             _____________
Financial Position:
Current assets                                  $ 49,176
Property and equipment                            39,774
Other assets                                      12,935
                                                ________
Total assets                                    $101,885
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $344,205
Long-term obligations (a)                         76,246
Stockholders' deficiency                        (318,566)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $101,885
                                                ========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


                                              Six Months
                                                 ended
                                           September 30, 1997
                                             ______________
Results of Operations:
Revenues                                        $117,136
Operating Expenses                               155,725
                                                 _______
Net loss                                        $(38,589)
                                                ========

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                                September 30         March 31
                                                    1997               1997
                                                 __________        __________
KTI, Inc.                                        $  527,472        $  941,934

Other equity investments in public entities          36,841            21,833
                                                 __________        __________
                                                 $  564,313        $  963,767
                                                 ==========        ==========

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.

Unrealized gains and losses for marketable equity securities at September 30, 1997 and March 31, 1997 are as follows:

                                September 30, 1997             March 31, 1997
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $191,235       $  2,923    $402,345

Aggregate Market Value        $      0    $564,313       $ 15,000    $963,767

Gross Unrealized Gains        $      0    $373,078       $ 12,077    $561,422

Gross Unrealized Losses       $      0    $      0       $      0    $      0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


4. NON-CURRENT RECEIVABLES

     Non-current receivables at September 30, 1997 and March 31, 1997 consisted of the following:

                                                    September 30     March 31
                                                          1997        1997
                                                       __________  __________
Assigned medical billings net of allowances of
which $440,000 of the unpaid is expected to be
collected during the current fiscal year.              $1,593,991  $1,718,260

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           816,508     769,593
                                                       __________  __________
                                                        2,410,499   2,487,853
          Less Allowance for Uncollectible               (568,853)   (568,853)
                                                       __________  __________
                                                        1,841,646   1,919,000
          Less Current Portion                           (440,000)   (440,000)
                                                       __________  __________
                                                       $1,401,646  $1,479,000
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1997 and March 31, 1997 consisted of the following:
                                Life                   1997           1996
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   46,823      $   30,426
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              167,911         168,037
                                                   __________      __________
                                                      215,234         198,963
          Less Accumulated Depreciation              (147,250)       (131,120)
                                                   __________      __________
                                                   $   67,984      $   67,843
                                                   ==========      ==========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of September 30, 1997 and March 31, 1997, the outstanding balance against this line of credit totaled $313,516 and $285,946, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the six months ended September 30, 1997 and the year ended March 31, 1997 was 10.5% and 10.25% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the six months ended September 30
1997 and the year ended March 31, 1997 amounted to $320,470 and $201,806, respectively. This line of credit expires on January 31, 1998.


7. LONG-TERM DEBT

Long-term debt including accrued interest at September 30, 1997 and March 31, 1997 consisted of the following:

                                                      September 30     March 31
                                                           1997        1997
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8)                              $ 318,888    $ 309,346

Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1999.                        0      159,284

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


Non-related Parties (all unsecured):

Advances from an available line of credit of
$20,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before July 1,1999.                           0        9,673

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                               0       57,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  11,171       11,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.                  0          679

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 2000.                  153,936      166,023

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                     0       82,578

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              10,912       10,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    28,185       31,784

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.                179,985      171,716

Note payable of $60,000 principal plus accrued
interest at 10%, all due on March 12, 2000.                     0       60,312

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


Advances from an available line of credit of
$100,000.  the loan bears interest at annual
of 10%.  All principal and interest is due
and payable on or before February 5, 2000.                      0       67,877
                                                       __________   __________
                                                          703,077    1,138,092
               Less Current Portion                      (326,064)    (316,776)
                                                       __________   __________
                                                       $  377,013   $  821,316
                                                       ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1998 - $322,048; 1999 - $211,050; 2000 - $9,294;
2001 - $160,685.

On September 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1997


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1997


Statements of Operations:

Three Months Ended September 30, 1997 Compared to
Three Months Ended September 30, 1996

Revenues totaled $136,268 during the three months ended September 30, 1997, 63% lower than the $365,224 in revenues from the same quarter in the previous year. Much of this decrease in revenue is attributable to the lack of realized gains on investments during the current quarter, an amount that totaled $131,844 during the same time period last year. In addition, management and billing fees were down by $102,335 as compared to the prior year's second quarter totals of $207,990, 70% of which is directly attributable to the October 1, 1996 transfer of 50% of the stock in its medical billing company to certain key employees. As a result of this transfer, the Company no longer consolidates that former subsidiary's income and expenses with its own and now accounts for its remaining interest in that subsidiary under the equity method. Income from finance receivables jumped to $11,653 in the current quarter from $1,220 during the same time period in the previous year. However, this is down from this year's first quarter income from finance receivables, which totaled $34,368. Interest and dividend income decreased to $18,960 from $24,170 during the second fiscal quarter of the previous year.

General and administrative expenses decreased by $67,690 to $239,767 in the current year's second fiscal quarter. This is entirely attributable to the medical billing company stock transfer and resulting deconsolidation, as it had $95,563 in such expenses during the quarter ended September 30, 1996. Collection costs increased by 97% to $20,754 as compared to the same quarter last year in an effort to boost collections of the Company's and its clients' receivables, which resulted in increased collections of 61% as compared to last year's results. Travel and related expenses also increased this quarter, to $12,170, a change of $8,801 from the second quarter of last year.
Interest expense decreased 25% to $20,383 as a result of the Company's
June 5, 1997 transfer of a portion of its investment portfolio to reduce its debt.

MedFin Management Corp. contributed $123,776 in revenues during the current quarter and $191,500 in non-intercompany expenses during that same time frame. During the quarter ended September 30, 1996, MedFin's revenues were $151,731 and its non-intercompany expenses totaled $172,096. HLT Holding Corp. contributed the previously mentioned finance receivable income of $11,653 during the second three months of this fiscal year and $1,220 during the second fiscal quarter of last year. Non-intercompany expenses for HLT rose from $3,588 during the quarter ended September 30, 1996 to $4,995 during the current quarter.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1997

Liquidity, Capital Resources and Income Taxes:

At September 30, 1997 cash amounted to $47,184, up 41% from the cash balance of $33,422 at March 31, 1997.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ SHANNON C. GRIES                          DATE:  November 13, 1997
Secretary/Treasurer and
Principal Financial Officer