Form 10QSB
period 1997-12-31
LEHMAN T H & CO INC
filed 1998-02-17
CIK 721647

                U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1997
                          Commission file number
                                2-87738

                  T.H. LEHMAN & CO., INCORPORATED
             (Name of small business issuer in its charter)

         Delaware                                22-2442356
(State or other jurisdiction                  (I.R.S./Employer
 of incorporation or organization)           Identification Number)

4900 Woodway, Suite 650, Houston, Texas              77056
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (713) 621-8404

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

                                  3,230,342
(Number of shares of common stock outstanding as of February 13, 1998)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 1997
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at December 31, 1997
         and March 31, 1997                                      3-4

         Statements of operations for
         the three months and nine months
         ended December 31, 1997                                  5

         Statements of operations for
         the three months and nine months
         ended December 31, 1996                                  6

         Statements of cash flows
         for the three months ended
         December 31, 1997 and 1996                              7-8

         Notes to consolidated
         financial statements                                    9-15

Item 2.  Management's Discussion and Analysis                   16-17


PART II. OTHER INFORMATION

Item 5.   Other Information                                       18

          Signatures                                              19

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1997


ASSETS
                                                 December 31         March 31
                                                    1997               1997
                                                 (Unaudited)
CURRENT ASSETS                                   __________        __________

Cash                                             $  147,554        $   33,422
Trading securities (Note 3)                               0            15,000
Accounts receivable                                  15,045            15,532
Prepaid expenses and other current assets             3,478             6,540
Current portion of non-current receivables
(Note 4)                                            440,000           440,000
                                                 __________        __________

TOTAL CURRENT ASSETS                                606,077           510,494

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $155,635
  at December 31, 1997 and $131,120 at
  March 31, 1997 (Note 5)                            60,746            67,843

OTHER ASSETS
Securities available for sale (Note 3)              513,272           963,767
Investments in non-public companies, at cost         30,500            30,500
Non-current receivables (Note 4)                  1,376,499         1,479,000
Deposits                                              1,514             4,900
Certificate of Deposit - Restricted                  80,000            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $26,875 at
  December 31, 1997 and $23,125 at March 31, 1997    23,125            26,875
                                                 __________        __________

TOTAL OTHER ASSETS                                2,024,910         2,585,042
                                                 __________        __________
TOTAL ASSETS                                     $2,691,733        $3,163,379
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND MARCH 31, 1997

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31        March 31
                                                    1997              1997
                                                 (Unaudited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial institution (Note 6)   $  320,403        $  285,946
Accounts payable                                    449,942           462,463
Accrued liabilities                                  70,023            72,565
Current portion of long-term debt (Note 7)          330,884           316,776
Estimated environmental liability (Notes 2 and 12)  145,540           189,315
                                                 __________        __________

TOTAL CURRENT LIABILITIES                         1,316,792         1,327,065

LONG-TERM LIABILITIES
Investments in non-consolidated subsidiary                0                 0
LONG-TERM DEBT, less current portion (Note 7)       383,431           821,316
                                                 __________        __________

         TOTAL LONG-TERM LIABILITIEES               383,431           821,316

          TOTAL LIABILITIES                       1,700,223         2,148,381
                                                 ___________       ___________

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 3,230,342 shares
  at December 31, 1997 and March 31, 1997            32,303            32,303
Additional paid-in capital                        7,310,300         7,310,300
Unrealized gain on investments                      367,127           561,422
Accumulated deficit                              (6,669,782)       (6,840,589)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                          991,510         1,014,998
                                                 __________        __________
                                                 $2,691,733        $3,163,379
                                                 ==========        ==========



See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997

                                                Three Months      Nine Months
                                                   Ended             Ended
                                                December 31       December 31
                                                    1997              1997
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management and billing fees, net of allowances   $  124,835        $  368,497
Income from finance receivables                       7,636            53,657
Interest and dividends                               19,111            56,833
Net gain on trading securities                            0             6,953
Net realized and unrealized gain (loss) on
  investments                                        89,275           414,623
Profit participation fee                                  0            20,000
                                                 __________        __________

TOTAL REVENUES                                      240,857           920,563

OPERATING EXPENSES
Selling, general and administrative                 226,343           683,260
Interest expense                                     20,563            66,495
                                                 __________        __________
TOTAL OPERATING EXPENSES                            246,906           749,755
                                                 __________        __________
LOSS BEFORE INCOME TAXES                             (6,049)          170,808

PROVISION FOR INCOME TAXES (Note 9)                       0                 0
                                                 ___________       __________
NET INCOME (LOSS)                               ($    6,049)       $  170,808
                                                 ===========       ==========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342         3,230,342
                                                 ==========        ==========


NET INCOME (LOSS) PER COMMON SHARE                   ($0.00)           $0.05
                                                 ===========        =========






See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1996

                                                Three Months       Nine Months
                                                   Ended             Ended
                                                 December 31       December 31
                                                    1996              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
  Management and billing fees, net of allowances $  149,073        $  583,072
  Income from finance receivables                     1,600             9,285
  Interest and dividends                             22,518            62,173
  Net realized and unrealized gain
    (loss) on investments                            53,666           185,511
  Loss from 50% owned unconsolidated subsidiary      (5,231)           (5,231)
                                                 ___________        __________

TOTAL REVENUES                                      221,626           834,810
                                                 __________        __________
OPERATING EXPENSES
  Selling, general and administrative               209,277           814,897
  Interest expense                                   24,837            77,420
                                                 ___________        __________

      TOTAL OPERATING EXPENSES                      234,114           892,317
                                                 ___________        __________
LOSS BEFORE INCOME TAXES                            (12,488)          (57,507)

PROVISION FOR INCOME TZXES (Note 9)                       0                 0
                                                 ___________       ____________
NET INCOME(LOSS)                                 $  (12,488)        $ (57,507)
                                                 ============      ============

PER SHARE DATA:

  WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                            3,230,342         3,230,342
                                                 ==========        ==========



NET INCOME (LOSS) PER COMMON SHARE                  $(0.00)           $(0.02)
                                                 ==========        ==========






See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                Nine Months       Nine Months
                                                   Ended             Ended
                                                December 31       December 31
                                                    1997              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  170,808       ($   57,507)
Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
Depreciation and amortization                        28,561            19,674
Realized Gain from sale of securities
  available for sale                               (414,623)         (185,511)
Loss on unconsolidated subsidiary                         0             5,231
Net effect of deconsolidation of subsidiary               0            11,930
Deposits (paid) received                                  0             1,315
   Changes in operating assets and liabilities:
    (Increase) decrease in trading securities        15,000                 0
    (Increase) decrease in accounts receivable          487            (9,964)
    (Increase) decrease in prepaid expenses and
        other current assets                          3,062            (1,449)
    Increase (decrease) in accounts payable          60,479            86,671
    Increase (decrease) in accrued liabilities       43,123            59,434
    Payment of estimated environmental liability    (43,775)          (61,363)
                                                  __________         _________
NET CASH REQUIRED BY OPERATING ACTIVITIES          (136,788)         (131,539)
                                                  __________         _________

CASH FLOWS FROM INVESTING ACTIVITIES
  Loans made evidenced by notes receivable         (441,205)         (545,983)
  Collection of notes receivable                    543,705           337,669
  Deposits and certificates of deposits               3,386                 0
Proceeds from sale of investments and other assets  134,365           295,214
  Acquisition of property and equipment             (17,804)          (28,094)
                                                  __________         _________
NET CASH REQUIRED BY INVESTING ACTIVITIES           222,447            58,806
                                                  __________         _________




See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
NINE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

                                                Nine Months       Nine Months
                                                   Ended             Ended
                                                December 31       December 31
                                                    1997              1996
                                                (Unaudited)       (Unaudited)
                                                 __________        __________
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of loans payable - financial
     institution                                  $  34,457         $  33,104
  Proceeds of long-term debt                              0           268,067
  Repayment of long-term debt                        (5,984)         (209,712)
                                                  __________         _________
NET CASH PROVIDED BY FINANCING ACTIVITIES            28,473            91,459
                                                  __________         _________

INCREASE (DECREASE)IN CASH                          114,132            18,726

CASH - BEGINNING                                     33,422            47,879
                                                  _________          _________

CASH - END                                       $  147,554        $   66,605
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $    1,481        $   10,331
                                                  =========         =========
  Income Taxes                                   $        0        $        0
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









See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at December 31, 1997 is as follows:

                                            December 31,1997
                                             _____________
Financial Position:
Current assets                                  $ 34,098
Property and equipment                            37,538
Other assets                                       3,792
                                                ________
Total assets                                    $ 75,428
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $346,711
Long-term obligations (a)                         75,408
Stockholders' deficiency                        (346,691)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $ 75,428
                                                ========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


                                              Nine Months
                                                 ended
                                           December 31, 1997
                                             ______________
Results of Operations:
Revenues                                        $159,009
Operating Expenses                               255,723
                                                 _______
Net loss                                        $(66,714)
                                                ========

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                                December 31          March 31
                                                    1997               1997
                                                 __________        __________
KTI, Inc.                                        $  476,430        $  941,934

Other equity investments in public entities          36,842            21,833
                                                 __________        __________
                                                 $  513,272        $  963,767
                                                 ==========        ==========

On June 5, 1997, the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. The Company realized a gain of $325,348 from this transfer.

Unrealized gains and losses for marketable equity securities at December 31, 1997 and March 31, 1997 are as follows:

                                 December 31, 1997             March 31, 1997
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $146,145       $  2,923    $402,345

Aggregate Market Value        $      0    $513,272       $ 15,000    $963,767

Gross Unrealized Gains        $      0    $367,127       $ 12,077    $561,422

Gross Unrealized Losses       $      0    $      0       $      0    $      0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


4. NON-CURRENT RECEIVABLES

     Non-current receivables at December 31, 1997 and March 31, 1997 consisted of the following:

                                                       December 31  March 31
                                                          1997        1997
                                                       __________  __________
Assigned medical billings net of allowances of
which $440,000 of the unpaid is expected to be
collected during the current fiscal year.              $1,550,711  $1,718,260

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           834,641     769,593
                                                       __________  __________
                                                        2,385,352   2,487,853
          Less Allowance for Uncollectible               (568,853)   (568,853)
                                                       __________  __________
                                                        1,816,499   1,919,000
          Less Current Portion                           (440,000)   (440,000)
                                                       __________  __________
                                                       $1,376,499  $1,479,000
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 and March 31, 1997 consisted of the following:
                                Life                   1997           1996
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   47,970      $   30,426
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              167,911         168,037
                                                   __________      __________
                                                      216,381         198,963
          Less Accumulated Depreciation              (155,635)       (131,120)
                                                   __________      __________
                                                   $   60,746      $   67,843
                                                   ==========      ==========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993 and March, 1994, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of December 31, 1997 and March 31, 1997, the outstanding balance against this line of credit totaled $320,403 and $285,946, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the nine months ended December 31, 1997 and the year ended March 31, 1997 was 10.5% and 10.25% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the nine months ended December 31, 1997 and the year ended March 31, 1997 amounted to $320,470 and $201,806, respectively. This line of credit expired on January 31, 1998, and subsequently has been extended to January 31, 2001.


7. LONG-TERM DEBT

Long-term debt including accrued interest at December 31, 1997 and March 31, 1997 consisted of the following:

                                                       December 31   March 31
                                                           1997        1997
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8)                              $ 323,707    $ 309,346

Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1999.                        0      159,284

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


Non-related Parties (all unsecured):

Advances from an available line of credit of
$20,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before July 1,1999.                           0        9,673

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                               0       57,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  11,410       11,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.                  0          679

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 2000.                  157,591      166,023

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                     0       82,578

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              11,164       10,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    26,300       31,784

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.                184,143      171,716

Note payable of $60,000 principal plus accrued
interest at 10%, all due on March 12, 2000.                     0       60,312

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


Advances from an available line of credit of
$100,000.  the loan bears interest at annual
of 10%.  All principal and interest is due
and payable on or before February 5, 2000.                      0       67,877
                                                       __________   __________
                                                          714,315    1,138,092
               Less Current Portion                      (330,884)    (316,776)
                                                       __________   __________
                                                       $  383,431   $  821,316
                                                       ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1998 - $325,653; 1999 - $215,028; 2000 - $9,294;
2001 - $164,340.

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

The Company is involved in a dispute in respect to the ownership of a note payable that originally expired on December 31, 1997. The note has been extended to June 30, 1998 by what the Company considers to be the rightful owner of that note, however another party has filed a lawsuit demanding immediate payment on the note. The Company cannot be ensure that the note in the amount of $323,707 will not be called prior to June 30, 1998, but believes that the other sources of funding are sufficient to minimize the impact of such contingency.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 1997

                                   ITEM 2

Statements of Operations:

Three Months Ended December 31, 1997 Compared to
Three Months Ended December 31, 1996

Revenues totaled $240,857 during the three months ended December 31, 1997, 8% higher than the $221,626 in revenues from the same quarter in the previous year. The increase in revenue is attributable to the realized gains on investments during the current quarter, an amount that totaled $89,275 compared to $53,666 during the same time period last year. In addition, management fees were down by $24,238 as compared to the prior year's third quarter totals of $149,073. This was mainly attributable to the decline in referrals, due to the absence of a marketer for the part of the quarter.
Income from finance receivables jumped to $7,636 in the current quarter from $1,600 during the same time period in the previous year. However, this is down from this year's first quarter income from finance receivables, which totaled $34,368. Interest and dividend income decreased to $19,111 from $22,518 during the third fiscal quarter of the previous year.

General and administrative expenses increased by $16,275 to $225,552 in the current year's third fiscal quarter. This is primarily attributable to an increase in the legal fees that totaled $10,063 during the current quarter compared to $199 during the same time period last year. The additional increase in general and administrative expenses was a result of programs implanted to increase public awareness of our services. Collection costs increased by 35% to $12,008 as compared to the same quarter last year in an effort to boost collections of the Company's and its clients' receivables, which resulted in increased collections of 60% as compared to last year's results.

MedFin Management Corp. contributed $142,968 in revenues during the current quarter and $192,375 in non-intercompany expenses during that same time frame. During the quarter ended December 31, 1996, MedFin's revenues were $165,518 and its non-intercompany expenses totaled $185,758. HLT Holding Corp. contributed the previously mentioned finance receivable income of $7,636 during the third three months of this fiscal year and $1,600 during the third fiscal quarter of last year. Non-intercompany expenses for HLT rose from $3,453 during the quarter ended December 31, 1996 to $3,746 during the current quarter.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 1997

Liquidity, Capital Resources and Income Taxes:

At December 31, 1997 cash amounted to $147,554, a significant increase from the cash balance of $33,422 at March 31, 1997.

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

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations, however, the Company is involved in a dispute with respect to a note payable in the amount of $323,707 that originally expired on December 31, 1997. The note has been extended to June 30, 1998, by what the Company considers to be the rightful owner of that note, but another party has disputed that person's authority to extend the note. The Company cannot ensure that the note will not be called prior to June 30, 1998, but believes that other sources of funding are sufficient to minimize the impact of such a contingency.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 1997


                          PART II. OTHER INFORMATION


                                     ITEM 5

OTHER INFORMATION

On December 5, 1997, Edmond Nagel resigned as President of the Company. As of the date of filing this report, the Company is still searching for his replacement.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 1997



In accordance with the requirements of the Exchange Act, the registrant caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ SHANNON C. GRIES                          DATE:  February 17, 1998
Secretary/Treasurer and
Principal Financial Officer