Form 10KSB
period 1998-03-31
LEHMAN T H & CO INC
filed 1998-06-29
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 1998.

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for its most recent fiscal year were $1,057,377.

          The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $1,418,734 as of June 15, 1998.

                                  4,742,720
                                  _________
        (Number of shares of common stock outstanding as of June 15, 1998)









PART I

BUSINESSITEM 1.
DESCRIPTION OF BUSINESS

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

As a further adjunct to the financing/management services provided through subsidiaries to medical practitioners, effective February 1, 1993, the Company purchased Healthcare Professional Billing Corp. (HPB), in Broomfield, Colorado a billing and collection service that is utilized by doctors in the metropolitan Denver and surrounding areas. The purchase price was $354,080, consisting of $140,000 in cash and the balance of $214,080 in notes payable.

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp. to certain key employees of that company. Until that time, Healthcare Professional Billing Corp. was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company's subsequent to the transfer date.

MedFin Capital Resources, Inc. and HLT Holding Corporation were established to engage in the purchase of medical accounts receivable as well as the secured lending of funds to doctors against their receivables. This is accomplished via bulk purchases of accounts receivable, often in conjunction with commitments for purchases of future receivables generated or advances against such future receivables.

HLT Holding Corporation has, purchased one accounts receivable portfolio that was derived from medical services provided to plaintiffs, an August
1992 transaction consisting of gross account balances of $2,639,010. Consideration given amounted to $250,000 cash and $500,000 in notes payable. Gross collections through March, 1998 amounted to $822,317 and write-offs totaled $1,196,848, leaving a balance of $619,845 face value with an expected nominal realization.





Environmental Matters:

The company is subject to various laws and regulations with respect to employee health and safety and the protection of the environment. The Company believes that it is in substantial compliance with such laws and regulations. See Footnote 12: Allowance for Environmental Liability.


Employees:

The Company employs 11 persons in the medical management field who are engaged in executive, administrative and clerical positions.

The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.


ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank,California under an operating lease that expires on October 31, 2000. Monthly rental payments are $7,220, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

The company was involved in a lawsuit in respect to the ownership of a note payable that originally expired on December 31, 1997. The note has been extended to June 30, 1998 by what the Company considers to be the rightful Owner of that note. The lawsuit was settled on June 8, 1998 for $10,000. The note is still due to the rightful owner.

Medfin Management was involved in a lawsuit in respect to default of a lease. The lawsuit was settled on March 24,1998 for $9,500. Payment was made on April 14, 1998.

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.


ITEM 4.
SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has not been an annual meeting held since November 1991.


PART II

ITEM 5.
MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

a)       Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 1998 are as follows:

         For the Quarter Ended                High                     Low

        June 30, 1996                        1/2                      1/2
        September 30, 1996                   1/2                      1/2
        December 31, 1996                    1/2                      1/2
        March 31, 1997                       1/2                      1/2

        June 30, 1997                        1/2                      1/2
        September 30, 1997                   1/2                      1/2
        December 31, 1997                    1/2                      1/2
        March 31, 1998                       1/2                      1/2

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

On August 15, 1994, the Company was delisted from the NASDAQ Small Cap Market as a result of failing to timely file the annual report.

b)          Number of Holders of Common Stock

As of June 30, 1997 the Company had approximately 140 shareholders of record.
Cede & Co. was the registered holder of 665,423 shares.   Because many of the
shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)          Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 1998.


ITEM 6.
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 1998 Compared to
Fiscal Year Ended March 31, 1997

Revenues totaled $1,057,377 during the fiscal year ended March 31, 1998, 3% higher than the prior year's revenues of $1,023,101. The gain on investments increased to $391,576 from the previous year's $168,250 however the majority of the gain totaling $325,348 was realized when the Company transferred a portion of its investment in KTI, Inc. to settle certain notes and accounts payable in the aggregate amount of $536,547. Also, income from finance receivables increased to $54,073 from the prior year's $28,243 due to improved collection strategies. Although total revenue was slightly up due to the gain on investments and income from finance receivables, other revenues were down. Billing fees were $0 compared to $138,050 for the previous year as a result of the Company's October 1, 1996 transfer of 50% of the stock of its medical billing company to certain key employees. Management fees were also lower, down 12% to $516,034 from the previous year.

Lower expenses helped offset the decrease in management and billing fees. Interest expense decreased to $84,736 from the prior years $102,358 due to decrease in notes payable. General and Administrative expenses decreased 25% to $1,036,408. Lower employee expenses accounted for approximately one-third of the decline from $558,204 in fiscal 1997 to $447,017 in fiscal 1998. Delivery, postage, telephone and management fees experienced significant reductions. A portion of these reductions can be attributed to the transfer of 50% of the medical billing subsidiary's stock to the employees of that subsidiary. Although the majority of expenses decreased, legal fees increased to $39,929 from the prior year's $2,228 due to the lawsuits mentioned under legal proceedings. Collection cost increased 48% to $64,337 in 1998 from $30,879 in 1997 in an effort to boost collections of the Company's and it's Clients receivables, which results in increased collections of 54% as compared to last year.


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



Liquidity, Capital Resources and Income Taxes

At March 31, 1998 cash amounted to $24,123, 28% less than the cash balance of $33,422 at March 31, 1997.

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

On February 20, 1998, the Company settled certain notes and accounts payable in the aggregate amount of $468,839 by issuing to the creditors 1,512,378 shares of the Company's stock at $0.31 per share.

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

At March 31, 1998, the Company had an operating tax loss carryforward of approximately $4,747,000.

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


ITEM 8.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


PART III

ITEM 9.
DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND
CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
EXCHANGE ACT

The Directors and Executive Officers of the Company  are as follows:

Name                     Age              Director Since              Position

Dibo Attar               58                1988                       Director
Elliot Gerstenhaber      52                1996   Director/Secretary/Treasurer
Richard Farkas           72                1996                       Director
Edmond Nagel             57                -----        President til 12/05/97
Shannon C. Gries         31                -----  Secretary/Treasurer 02/20/98

On December 5, 1997, Edmond Nagel resigned as President of the Company. As of the date of filing this report, the Company is still searching for his re-placement.

On February 20, 1998, Shannon C. Gries resigned as Secretary/Treasurer of the Company. Elliot Gerstenhaber was appointed Secretary/Treasurer.

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



ITEM 10.
EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 1998, 1997, and 1996.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
Edmond C. Nagel, President        1998        $45,833        $     0
                                  1997        $72,917        $     0
                                  1996        $75,000        $     0
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

At the time of adoption of the Plan the Company issued ten-year Stock Options with an exercise price at $1.50 to purchase 350,000 shares of which 350,000 shares were issued to officers, a consultant and directors. At the date of the award the high bid price of the Common Stock was $.75. All outstanding


Page 9
employee options are exercisable at $1.50 per share and all are non-incentive options. 60,000 options were granted during the year ended March 31, 1993 at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000. 105,000 options were granted during the fiscal year ended March 31, 1995 at exercise prices of both $1.50 per share and $2.00 per share which expires in five years. No options were granted during the fiscal year ended March 31, 1996, 1997 and 1998.

Following is a list of all stock options granted:

                        Number of        When         Exercise     Current
     Name               Options         Issued         Price      Status
Julio Henriquez         100,000          1990          $1.50      Canceled
Edmond Nagel            100,000          1990          $1.50      Outstanding
Charles Olson, Jr.       50,000          1990          $1.50      Canceled
Ivor Braka               25,000          1990          $1.50      Canceled
Vincent Galano, Sr.      50,000          1990          $1.50      Canceled
Rodolfo Oeschslin        25,000          1990          $1.50      Canceled
Lee R. Mathis             5,000          1992          $1.90      Expired
Mark S. Cox              20,000          1992          $2.00      Canceled
Murray Husarsky          20,000          1992          $2.00      Expired
Brenda Heartfield        10,000          1992          $1.50      Expired
Julio Henriquez           5,000          1993          $2.00      Expired
Linda Carroll            10,000          1994          $1.50      Outstanding
Ramanathan Prakash       10,000          1994          $2.00      Outstanding
Russell Molina            5,000          1994          $2.00      Outstanding
Allen Goldstone          15,000          1994          $2.00      Outstanding
Sandy Schwartz           15,000          1994          $2.00      Outstanding
Brenda Heartfield        50,000          1994          $1.50      Outstanding
                       ________
Total Issued            515,000
Less Canceled Shares   (270,000)
Less Expired           ( 40,000)
                       ________
Total Outstanding       205,000
                       =========

ITEM 11.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 15, 1998:


Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Swifton, N.V.               (4)
          Landhuis Joonchi                   301,237                 6.4%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (4)
          Landhuis Joonchi                   281,383                 5.9%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Canc. Molo II                  985,800                20.8%
          CH-6501
          Bellinzona, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                12.6%
          4900 Woodway, Suite 650
          Houston, TX 77056

          The Bridge Fund N.V.        (4)
          Landhuis Joonchi                   519,893                11.0%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles
          Signal Hill N.V.
          Landhuis Joonchi                   916,840                19.3%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles

(b) Security Ownership of Management

          Dibo Attar              (1) (2)       -0-

          Elliot Gerstenhaber                   -0-

          Richard Farkas                        -0-

          Shannon C. Gries                    10,000                 .2%

          Edmond Nagel                (3)    215,601                4.5%


          Directors and Officers
          as Group 5 persons               3,828,918               80.7%
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

(4) Swifton, N.V., Burton, N.V., The Bridge Fund, N.V. and Signal Hill, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 1998 and March 31, 1997, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company in the amount of $79,800 and $86,700 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

Mr. Dibo Attar, a director and an indirect principal shareholder of the Company is a consultant to Capital Holdings, Inc., the parent of Millingway, Inc. and GTD Capital Holding Management Company. During the year ended March 31, 1992, the Company entered into a two year line of credit for $450,000 with Sogevalor S.A. In exchange for the funding commitment, the Company issued a Common Stock Purchase Warrant Certificate for the purchase of 100,000 shares of common stock at $1.25 originally expiring February 13, 1994. The company was involved in a dispute in respect to ownership of this note payable that originally expired on December 31, 1997. The note and the warrant certificate has been extended to June 30, 1998 by what the Company considers to be the rightful owner of that note, however another party has filed a lawsuit demanding immediate payment on the note. The lawsuit was settled on June 8, 1998. The note is still due the rightful owner and as of March 31, 1998, $328,423 in principal and interest is outstanding under this line of credit.

On June 5, 1997 the Company settled certain notes and accounts payable in the aggregate amount of $536,457 by transferring to the creditors a portion of the Company's investment in KTI, Inc. Mr. Dibo Attar is a consultant to these creditor entities.

On February 20, 1998, the Company settled certain note and accounts payable in the aggregate amount of $468,839 by issuing 1,512,378 shares of its common stock at $.31 per share. Mr. Dibo Attar is a consultant to these creditor entities.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended March 31, 1998.

PART IV

ITEM 13.
EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report
Consolidated Balance Sheets
           As of March 31, 1998 and 1997
Consolidated Statements of Operations
          Years Ended March 31, 1998 and 1997
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 1998 and 1997
Consolidated Statements of Cash Flows
          Years Ended March 31, 1998 and 1997

Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

T.H. Lehman & Co., Incorporated


Dibo Attar, Acting Principal Executive Officer

Date: June 26, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                Date



Dibo Attar                 (Acting Principal             June 26, 1998
                           Executive Officer)



Elliot Gerstenhaber        Secretary/Treasurer           June 26, 1998
                          (Principal Accounting &
                           Financial Officer)



Dibo Attar                     Director                  June 26, 1998



Elliot Gerstenhaber            Director                  June 26, 1998



Richard P. Farkas              Director                  June 26, 1998

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                     F-2

Consolidated Balance Sheets
           As of March 31, 1998 and 1997                          F-3

Consolidated Statements of Operations
          Years Ended March 31, 1998 and 1997                     F-5

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 1998 and 1997                     F-6

Consolidated Statements of Cash Flows
          Years Ended March 31, 1998 and 1997                     F-7

Notes to Consolidated Financial Statements                        F-9

                                    F-1


REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1998 and 1997, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA
(Jeffrey S. Gilbert, CPA
is a successor to the
audit firm of Hollander,
Gilbert & Co., which
performed the 1997 audit)


Los Angeles, California
June 11, 1998














                                        F-2
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND MARCH 31, 1997


ASSETS

                                                     1998               1997
CURRENT ASSETS                                   __________         __________

Cash                                             $   24,123         $   33,422
Trading securities (Note 3)                                             15,000
Accounts receivable                                   9,207             15,532
Prepaid expenses and other current assets             3,623              6,540
Current portion of non-current receivables
(Note 4)                                            416,659            440,000
                                                 __________         __________

TOTAL CURRENT ASSETS                                453,612            510,494

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $164,360 at
  March 31, 1998 and $131,120 at March 31, 1997
  (Note 5)                                           52,384             67,843

OTHER ASSETS
Securities available for sale (Note 3)              523,039            963,767
Investments in non-public companies, at cost            500             30,500
Non-current receivables (Note 4)                  1,235,602          1,479,000
Deposits                                              1,514              4,900
Certificate of Deposit - Restricted                  80,000             80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $28,125 at
  March 31, 1998 and $23,125 at March 31, 1997       21,875             26,875
                                                 __________         __________

TOTAL OTHER ASSETS                                1,862,530          2,585,042
                                                 __________         __________
TOTAL ASSETS                                     $2,368,526         $3,163,379
                                                 ==========         ==========








See accompanying Notes to Consolidated Financial Statements






                                         F-3
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 AND MARCH 31, 1997


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     1998               1997
CURRENT LIABILITIES                              __________         __________

Loans payable - financial
  institution (Note 6)                           $   40,000         $  285,946
Accounts payable                                    402,930            462,463
Accrued liabilities                                  82,778             72,565
Current portion of long-term debt (Note 7)          547,999            316,776
Estimated environmental liability (Notes
  2 and 12)                                          43,235            189,315
                                                 __________         __________

TOTAL CURRENT LIABILITIES                         1,116,942          1,327,065

LONG-TERM LIABILITIES

Long-term debt, less current portion
(Note 7)                                             16,042            821,316
                                                 __________         __________

TOTAL LONG-TERM LIABILITIES                          16,042            821,316

          TOTAL LIABILITIES                       1,132,984          2,148,381

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at March 31, 1998 and 3,230,342
  March 31, 1997                                     47,427             32,303
Additional paid-in capital                        7,764,014          7,310,299
Unrealized gain on investments                      376,894            561,422
Accumulated deficit                              (6,904,355)        (6,840,588)
Treasury stock at cost - 25,000 shares              (48,438)           (48,438)
                                                 __________         __________

TOTAL STOCKHOLDERS' EQUITY                        1,235,542          1,014,998
                                                 __________         __________
                                                 $2,368,526         $3,163,379
                                                 ==========         ==========





See accompanying Notes to Consolidated Financial Statements


                                         F-4
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                     1998              1997
                                                 __________         __________

REVENUES
Management and billing fees, net of
  allowances                                     $  516,034         $ 724,678
Income from finance receivables                      54,073            28,243
Interest and dividends                               75,594            76,930
Net gain on trading securities                        6,953            24,929
Realized gain from sales of securities
  available for sale                                384,623            63,742
Realized gain from sales of investment in
  non-public companies                                                 79,579
Miscellaneous Income                                    100
Profit participation fee                             20,000            25,000

                                                 __________         __________

TOTAL REVENUES                                    1,057,377         1,023,101
OPERATING EXPENSES
Selling, general and administrative               1,036,408         1,387,746
Interest expense                                     84,736           102,358
                                                 __________         __________

TOTAL OPERATING EXPENSES                          1,121,144         1,490,104
                                                 __________         __________

LOSS BEFORE INCOME TAXES                        (    63,767)       (  467,003)

PROVISION FOR INCOME TAXES (Note 9)                       0                 0
                                                 __________         __________

NET LOSS                                        ($   63,767)       ($ 467,003)
                                                 ==========         ==========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,356,374         3,230,342
                                                 ==========         ==========


BASIC LOSS PER COMMON SHARE                          ($0.02)           ($0.14)
                                                 ==========         ==========




See accompanying Notes to Consolidated Financial Statements




                                      F-5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

BALANCE, March 31, 1996

   Common Stock                           Unreal.     Treasury Stock
 ________________ Additional              Gain on     ______________
  Shares           Paid-in   Accumulated  Sec Avail.  for Shares
  Issued   Amount  Capital     Deficit    for sale   Held    Amount     Total
_________ _______ __________ ____________ _______ _______ _________ __________

3,230,342 $32,303 $7,293,394 ($6,373,585) 315,738  25,000 ($48,438) $1,219,412

Unrealized gain on securities
  available for sale:                     245,684                      245,684

Paid-in capital from
  distribution of 50%
  interest in a sub-
  sidiary to certain
  employees           16,905                                            16,905


Net loss                        (467,003)                             (467,003)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1997:

3,230,342  32,303  7,310,299  (6,840,588) 561,422    25,000 (48,438) 1,014,998
_______________________________________________________________________________

Unrealized gain on securities
  available for sale                     (184,528)                    (184,528)

Shares issued in settle-
  ment of certain notes
  and accounts payable

1,512,378  15,124   453,715                                            468,839

Net loss                         (63,767)                              (63,767)
_________ _______ __________ ____________ ________ _______ _________ __________


BALANCE, March 31, 1998:

4,742,720  47,427  7,764,014 ($6,904,355) 376,894 25,000 ($48,438)  $1,235,542
========= ======= ========== ============ ======= ======  ========= ===========


See accompanying Notes to Consolidated Financial Statements


                                   F-6
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997


                                                     1998               1997
                                                 __________          __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                               ($   63,767)     ($  467,003)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                        38,626           61,942
Provision for bad debts                                              222,643
Realized gain from sales of securities
  available for sale partially exchanged
  for debt relief                                  (384,623)         (63,742)
Realized gain from sale of investment in
  non-public companies                                               (79,579)
Loss on Disposition of Assets                            38
Deposits (paid) received
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading Securities                               15,000            2,600
    Accounts receivable                               6,325          (29,235)
    Prepaid expenses and other current assets         2,917           (6,088)
    Increase (decrease) in:
    Prepaid Income Taxes
    Accounts payable                                 38,467          143,103
    Accrued liabilities                              91,165           66,192
    Estimated environmental liability              (146,081)         (45,318)
                                                  __________         _________
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                             (401,933)         (194,485)
                                                  __________         _________


CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in 50% owned corporation                                 13,278
  Loans made evidenced by notes receivable         (517,475)        (725,991)
  Collection of notes receivable                    784,215          367,021
  Deposits and certificates of deposits               3,386              615
  Proceeds from sale of securities
    available for sale                                               208,950
  Proceeds from sales of investments
    in non-public companies                         134,365          113,579
  Acquisition of property and equipment             (18,205)         (54,036)
                                                  __________        _________
NET CASH USED IN
  INVESTING ACTIVITIES                              386,286         ( 76,584)
                                                  __________        _________

See accompanying Notes to Consolidated Financial Statements

                                   F-7
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

                                                     1998               1997
                                                   _________         ________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                     14,278           63,000
  Proceeds of long-term debt                                         395,067
  Repayment of long-term debt                      (  7,930)        (201,455)
                                                  _________         _________
NET CASH PROVIDED BY FINANCING ACTIVITIES             6,348          256,612
                                                  _________         _________

INCREASE (DECREASE)IN CASH                          ( 9,299)         (14,457)
CASH - BEGINNING                                     33,422           47,879
                                                  _________         _________

CASH - END                                       $   24,123       $   33,422
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   16,098       $   10,331
                                                  =========        =========

  Income Taxes                                   $        -       $        -
                                                  =========        =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:


Non Cash Transaction:
  Debt relieved in exchange for
    investments available for sale                $ 536,457        $       -
                                                  =========        =========
  Debt relieved in exchange for
    common stock                                  $ 468,839        $       -
                                                  =========        =========









See accompanying Notes to Consolidated Financial Statements


                                     F-8
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997


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

Receivables - Assigned medical billings represent the contractual percentage of medical provider receivables of medical practices to which the Company provides management services. Revenues are recognized when the medical services are provided, according to the contractual percentage after uncollectible allowances.

Property and Equipment - Property and equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using both the accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred, while expenditures for betterments and renewals are capitalized.

Property and equipment are reviewed for impairment whenever events or circumstances indicate that the asset's undiscounted expected cash flows are not sufficient to recover its carrying amount. The company measures an impairment loss by comparing the fair value of the asset to its carrying amount. Fair value of an asset is calculated as the present value of expected future cash flows.

Stock-Based Compensation - The Company elected to account for employee stock options based on the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted only the disclosure require-ments of SFAS No. 123, "Accounting for Stock-Based Compensation".

Basic Loss Per Share - Basic loss per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Excess of Cost Over Net Assets of Acquired Companies - Excess of cost over net assets of companies acquired is being amortized on a straight-line basis over periods not exceeding ten years.

Recent Accounting Pronouncements - The Company intends to adopt SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in fiscal year ended March 31, 1999. Both will require additional disclosure but will not have a material effect on the Company's financial position and results of operations. SFAS No. 130 will first be reflected in the Company's first quarter ended June 30, 1998 interim financial statements. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. SFAS No. 131 will first be reflected in the Company's March 31, 1999 annual financial statements.


2.     ACQUISITIONS AND DISPOSITIONS


In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at March 31, 1998 and March 31, 1997 is as follows:

                                             March 31, 1998     March 31,1997
                                             ______________     _____________
Financial Position:
Current Assets                                  $ 31,417           $113,844

Property and equipment                            26,335             31,222
                                                ________           ________
Total assets                                    $ 57,752           $145,066
                                                ========           ========
Current liabilities(including
  due to the Company of $255,067)               $352,138           $315,383
Long-term obligations (a)                         74,573            109,662
Stockholders' deficiency                        (368,959)          (279,979)
                                                ________           ________
Total liabilities and stockholders'
  deficiency                                    $ 57,752           $145,066
                                               =========          =========

                                             Twelve Months        Six Months
                                                 Ended              Ended
                                             March 31, 1998     March 31, 1997
                                             ______________     ______________
Results of Operation:
Revenues                                        $203,370           $149,792
Operating Expenses                               292,352            157,779
                                                 _______            _______
Net loss                                        $(88,982)          $( 7,987)
                                                 ========           =======

(a) Certain creditors of HPB are also creditors of the Company.

3.     SECURITIES AVAILABLE FOR SALE

                                                  1998               1997
                                               __________         __________
KTI, Inc.                                       $496,448           $941,934

Other equity investments in public entities       26,591             21,833
                                               __________         __________
                                                $523,039           $963,767
                                               ==========         ==========





                                      F-9
Unrealized gains and losses for marketable equity securities at March 31, 1998 and 1997 are as follows:

                                     1998                       1997
                              ______________________     ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $146,145       $  2,923    $402,345

Aggregate Market Value        $      0    $523,039       $ 15,000    $963,767

Gross Unrealized Gains        $      0    $376,894       $ 12,077    $561,422

Gross Unrealized Losses       $      0    $      0       $      0    $      0





4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 1998 and March 31, 1997 consisted of the following:

                                                          1998       1997
                                                       __________  __________


Assigned medical billings net of allowances of
which $416,659 of the unpaid is expected to be
collected during the current fiscal year.               1,412,948   1,718,260

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379     769,593
                                                       __________  __________
                                                        2,265,327   2,487,853
          Less Allowance for Uncollectible               (613,066)   (568,853)
                                                       __________  __________
                                                        1,652,261   1,919,000
          Less Current Portion                           (416,659)   (440,000)
                                                       __________  __________
                                                       $1,235,602  $1,479,000
                                                       ==========  ==========
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1998 and March 31, 1997 consisted of the following:
                                Life                   1998           1997
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   48,207      $   30,426
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              168,037         168,037
                                           F-10



                                                   __________      __________
                                                      216,744         198,963
         Less Accumulated Depreciation              (164,360)       (131,120)
                                                   __________      __________
                                                   $   52,384      $   67,843
                                                   ==========      ==========


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993, March, 1994 and January 31, 1998 the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of March 31, 1998 and March 31, 1997, the outstanding balance against this line of credit totaled $40,000 and $285,946, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the years ended March 31, 1998 and 1997 was 10.5% and 10.27% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the years ended March 31, 1998 and 1997 amounted to $215,686 and $201,806, respectively. This line of credit expires on January 31, 2001.

During the fiscal year ended March 31, 1998 the Company reduced $260,223 of this indebteness plus $145,000 of long term debt (see Note 7) and $63,615 in payable and accrued liabilities thru the issuance of 1,513,378 of the Company common stock valued at $.31 per share estimated fair value at the date of settlement.

7. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 1998 and March 31, 1997 consisted of the following:

                                                           1998        1997
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
June 30, 1998.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in June, 1998 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8).                              $ 328,423   $ 309,346
Advances from an available line of credit of
$400,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before August 3, 1999.                        0     159,284

Non-related Parties (all unsecured):

Advances from an available line of credit of
$20,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before July 1,1999.                           0       9,673

Advances from three available lines of credit
which total $200,000.  The loans bear interest
at an annual rate of 10%.  All principal and
interest is due and payable on or before
October 26, 1998.                                               0      57,151

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  11,645      11,258

Note payable of $10,000 principal plus accrued
interest at 10%, all due on February 27, 1999.                  0         679

Advances from an available line of credit of
$250,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before April 18, 2000.                        0     166,023

Advances from an available line of credit of
$200,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 16, 1998.                     0      82,578

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              11,411      10,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    24,352      31,784

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.               188,210     171,716

Note payable of $60,000 principal plus accrued
interest at 10%, all due on March 12, 2000.                     0	     60,312

Advances from an available line of credit of
$100,000.  the loan bears interest at annual
of 10%.  All principal and interest is due
and payable on or before February 5, 2000.                      0	     67,877


                                                       __________   __________
                                                          564,041   1,138,092
               Less Current Portion                      (547,999)   (316,776)
                                                       __________   __________
                                                       $   16,042  $  821,316
                                                       ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1999 - $547,999; 2000 - $9,294; 2001 - $6,748.

During the fiscal year ended March 31, 1998 the Company reached agreements with certain of the above creditors to accept 42,054 shares of common stock in KTI and 87,499 warrants in KTI to reduce the outstanding debt of $362,000 plus an additional $174,457 in accrued liabilities and payables.

8. STOCKHOLDERS' EQUITY

The Company has warrants outstanding for the purchase of 100,000 shares of the Company's common stock at $1.25 per share exercisable through June, 1998 which were issued in conjunction with a line of credit made to the Company.

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options will be granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. Options granted may either be incentive stock options, pursuant to which the recipient receives tax benefits, or non-incentive stock options. At the time of the adoption of the 1990 Plan, the Company issued ten-year non-incentive stock options with an exercise price of $1.50 to purchase 350,000 shares of which 250,000 shares (100,000 shares canceled in 1993; 50,000 shares expired in 1994; 100,000 shares cancelled in 1997) were issued to the officers of the Company, 50,000 shares were issued to the directors of the Company, and 50,000 shares were issued to a consultant who was formerly an officer of the Company. At March 31, 1998, 100,000 of the options are still outstanding.


In June, 1994, the Company issued 105,000 additional options which are exercisable at prices ranging from $1.50 to $2.00 per share for five years. At March 31, 1997, 105,000 of these options are still outstanding.

9. INCOME TAXES

At March 31, 1998, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $5,179,000 available to reduce future taxable income, if any, expiring through 2013.
As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

                                       F-11
10. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring October 31, 2000. Minimum annual future rentals on each of the years ending March 31 are as follows:
1999 - $86,640; 2000 - $72,200.

Rent expense amounted to $92,150 and $94,661 for the years ended March 31, 1998 and 1997, respectively.

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


11. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder and director of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $79,800and $86,700 for the years ended March 31, 1998 and 1997, respectively.

Dibo Attar, a director of the Company, is also a director of KTI, Inc. (see Note 3)

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's directors and principal stockholders being a consultant to these entities.

12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The Company, in conjunction with the sale of its manufacturing subsidiary, incurred an obligation to assume any and all historic environmental liabilities that may have occurred, whether known or unknown. The Company does not have any environmental liability insurance coverage. The Company has initially set up a provision of $275,000 to cover possible environmental liabilities (a) arising from the contamination of waste delivered to a disposal contractor of tritium waste which was generated during the manufacture of luminescent signage and (b) pursuant to recently implemented State of New York licensing regulations requiring licenses that the former subsidiary establish a Decommissioning Funding Plan and attendant Financial Assurance Requirements thereto which are acceptable to the State of New York. Accordingly, the former subsidiary has had an environmental audit performed which, on a preliminary basis, has called for the establishment of an allowance to cover the estimated cost of compliance with license renewal requirements of which there is no assurance that final acceptance will be made by the regulatory authorities. During the fiscal years ended March 31, 1998 and 1997 the Company charged

                                     F-12
$146,080 and $169,066, respectively, against this provision. Financial responsibility as to the liability relating to (a) has been collateralized by an $80,000 certificate of deposit which will be released upon final disposition of the tritium waste. During the year ended March 31, 1997, the Company provided for additional estimated environmental liability of $123,748.

On June 26, 1997, the State of New York, Division of Safety and Health, issued
A letter to Self-Powered Lighting, Inc. (the Company's former subsidiary or "SPL") stating that they concluded that residual radioactive contamination at the subject facility is below the limits for free release, and that facility may be released for unrestricted use. However, in a letter dated July 2, 1997, the State deleted from SPL's license the authorization to possess and use radioactive materials at that facility in the future.





































                                      F-13