Form 10QSB
period 1998-06-30
LEHMAN T H & CO INC
filed 1998-08-11
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1998
                          Commission file number
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

                                  4,472,720
(Number of shares of common stock outstanding as of August 11, 1998)














T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
JUNE 30, 1998
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at June 30, 1998
         and March 31, 1998                                       3-4

         Statements of operations and
         comprehensive income for the
         three months ended June 30,
         1998 and 1997                                             5

         Statements of cash flows
         for the three months ended
         June 30, 1998 and 1997                                   6-7

         Notes to consolidated
         financial statements                                    8-14

Item 2.  Management's Discussion and Analysis                   15-16


PART II. OTHER INFORMATION

Signatures                                                         17





















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND MARCH 31, 1998


ASSETS
                                                   June 30           March 31
                                                    1998               1998
                                                 (Unaudited)
CURRENT ASSETS                                   __________         __________

Cash                                             $  552,297        $   24,123
Accounts receivable                                   4,800             9,207
Prepaid expenses and other current assets             2,965             3,623
Current portion of non-current receivables
(Note 4)                                            413,045           416,659
                                                 __________        __________

TOTAL CURRENT ASSETS                                973,107          453,612

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $103,665 at
  June 30, 1998 and $164,360 at March 31, 1998
  (Note 5)                                           47,364            52,384
OTHER ASSETS
Securities available for sale (Note 3)              134,740           523,039
Investments in non-public companies, at cost            500               500
Non-current receivables (Note 4)                  1,173,575         1,235,602
Deposits                                              1,514             1,514
Certificate of Deposit - Restricted (Note 12)        80,000            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $24,375 at
  June 30, 1997 and $23,125 at March 31, 1997        20,625            21,875
                                                 __________        __________

TOTAL OTHER ASSETS                                1,458,318         1,862,530
                                                 __________        __________
TOTAL ASSETS                                     $2,431,425        $2,368,526
                                                 ==========        ==========







See accompanying Notes to Consolidated Financial Statements





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 AND MARCH 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30          March 31
                                                    1998              1998
                                                 (Unaudited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial
  institution (Note 6)                           $   40,000        $   40,000
Accounts payable                                    374,617           402,930
Accrued liabilities                                  66,982            82,778
Current portion of long-term debt (Note 7)          545,379           547,999
Estimated environmental liability (Notes
  2 and 12)                                          40,532            43,235
                                                 __________        __________

TOTAL CURRENT LIABILITIES                         1,067,510         1,116,942
LONG-TERM DEBT, less current portion
(Note 7)                                             16,042            16,042
                                                 __________        __________


          TOTAL LIABILITIES                       1,083,552         1,132,984
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at June 30, 1998 and March 31, 1998                47,427            47,427
Additional paid-in capital                        7,764,014         7,764,014
Accumulated other comprehensive income              109,148           376,894
Accumulated deficit                              (6,524,278)       (6,904,355)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                        1,347,873         1,235,542
                                                 __________        __________
                                                 $2,431,425        $2,368,526
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements







T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                   June 30           June 30
                                                    1998              1997
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management fees, net of allowances               $  181,135        $  138,007
Income from finance receivables                       7,673            34,368
Interest and dividends                                  866            18,762
Net gain on trading securities                                          6,953
gain from sale of securities
  available for sale                                409,670           325,348
Profit participation fee                                  0            20,000
                                                 __________        __________

TOTAL REVENUES                                      599,344           543,438

OPERATING EXPENSES
Selling, general and administrative                 209,173           217,548
Interest expense                                     10,093            25,299
                                                 __________        __________
TOTAL OPERATING EXPENSES                            219,266           242,847
                                                 __________        __________


NET INCOME:                                         380,078           300,591

                                                 __________        __________
OTHER COMPREHENSIVE INCOME:

Unrealized gain (loss) on securities                141,924           (69,418)
Loss:  reclassification adjustment
  for gains included in net income                 (409,670)         (325,348)
                                                 __________        __________
COMPREHENSIVE INCOME (LOSS)                      $  112,332        $  (94,175)
                                                 ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720         3,230,342
                                                 ==========        ==========


NET INCOME PER COMMON SHARE                           $0.08             $0.09
                                                 ==========        ==========



See accompanying Notes to Consolidated Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


                                                  June 30          June 30
                                                    1998             1997
                                                (Unaudited)      (Unaudited)
                                                 __________       __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  380,078       $  300,591
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         6,487            9,066
Realized gain from sales of securities
  available for sale                               (409,670)        (325,348)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading securities                                                15,000
    Accounts receivable                               4,407               50
    Prepaid expenses and other current assets           658            2,462
    Increase (decrease) in:
    Accounts payable                                (28,313)          25,320
    Accrued liabilities                             (16,430)           2,419
    Estimated environmental liability                (2,702)         (17,218)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               (65,485)         12,342
                                                  __________        _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (181,135)        (164,801)
  Collection of notes receivable                    246,775          135,550
  Deposits and certificates of deposits                                3,900
  Proceeds from sale of securities available
    for sale                                        530,223
  (Purchase)disposal of property and equipment         (217)              36
                                                  __________        _________
NET CASH REQUIRED BY
  INVESTING ACTIVITIES                              595,646          (25,315)
                                                  __________        _________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                          0          $20,683


See accompanying Notes to Consolidated Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                   June 30          June 30
                                                     1997             1996
                                                 (Unaudited)      (Unaudited)
                                                  __________       __________
Repayment of long-term debt                          (1,987)          (2,274)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                               (1,987)          18,409
                                                  __________        _________

INCREASE (DECREASE)IN CASH                          528,174            5,436
CASH - BEGINNING                                     24,123           33,422
                                                  _________         _________

CASH - END                                       $  552,297       $   38,858
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   10,672       $      957
                                                  =========        =========
  Income Taxes                                   $        0       $        0
                                                  =========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:













See accompanying Notes to Consolidated Financial Statements









T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.


2.     ACQUISITIONS AND DISPOSITIONS

The summary of acquisitions and dispositions of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.

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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at June 30, 1997 is as follows:

                                              June 30,1998
                                             _____________
Financial Position:
Current assets                                  $ 39,202
Property and equipment                            20,211
Other assets                                         744
                                                ________
Total assets                                    $ 60,157
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $362,714
Long-term obligations (a)                         73,701
Stockholders' deficiency                        (376,258)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $ 60,157
                                               =========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


                                              Three Months
                                                 Ended
                                              June 30, 1998
                                             ______________
Results of Operations:
Revenues                                       $ 46,490
Operating Expenses                               53,346
                                                _______
Net loss                                       $( 6,856)
                                                =======

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                                 June 30           March 31
                                                  1998               1998
                                               __________         __________
KTI, Inc.                                       $110,179           $496,448
Other equity investments in public entities       24,561             26,591
                                               __________         __________
                                                $134,740           $523,039
                                               ==========         ==========


Unrealized gains and losses for marketable equity securities at June 30, 1998 and March 31, 1998 are as follows:

                                  June 30, 1998             March 31, 1998
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $ 25,592       $      0    $146,145

Aggregate Market Value        $      0    $134,740       $      0    $523,039
Gross Unrealized Gains        $      0    $109,148       $      0    $376,894

Gross Unrealized Losses       $      0    $      0       $      0    $      0











T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


4. NON-CURRENT RECEIVABLES

     Non-current receivables at June 30, 1998 and March 31, 1998 consisted of the following:

                                                        June 30     March 31
                                                          1998        1998
                                                       __________  __________
Assigned medical billings net of allowances of
which $413,045 of the unpaid is expected to be
collected during the current fiscal year.              $1,337,852  $1,412,948

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379     852,379
                                                       __________  __________
                                                        2,190,231   2,265,327
          Less Allowance for Uncollectible               (603,611)   (613,066)
                                                       __________  __________
                                                        1,586,620   1,652,261
          Less Current Portion                           (413,045)   (416,659)
                                                       __________  __________
                                                       $1,173,575  $1,235,602
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1998 and March 31, 1998 consisted of the
following:                                            June 30,      March 31,
                                 life                  1998           1998
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   48,207      $   48,207
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              102,322         168,037
                                                   __________      __________
                                                      151,029         216,744
          Less Accumulated Depreciation              (103,665)       (164,360)
                                                   __________      __________
                                                   $   47,364      $   52,384
                                                   ==========      ==========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1997


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993, March, 1994 and January 31, 1998, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of June 30, 1998 and March 31, 1998, the outstanding balance against this line of credit totaled $40,000 and $40,000, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the monthly balance during the three months ended June 30, 1998 and the year ended March 31, 1998 amounted to $40,000 and $40,000, respectively. This line of credit expires on January 31, 2000.


7. LONG-TERM DEBT

Long-term debt including accrued interest at June 30, 1998 and March 31, 1998 consisted of the following:

                                                         June 30     March 31
                                                           1998        1998
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8)                              $ 323,191    $ 328,423









T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998


Non-related Parties (all unsecured):

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                  11,881       11,645



Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.              11,660      11,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    22,367      24,352

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before Novemeber 1, 1998.               192,322     188,210

                                                       __________  __________
                                                          561,421     564,041
               Less Current Portion                      (545,379)   (547,999)
                                                       __________  __________
                                                       $   16,042  $   16,042
                                                       ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1999 - $545,379; 2000 - $9,294; 2001 - $6,748.

8. STOCKHOLDERS' EQUITY

The discussion regarding stockholders' equity of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.

9. INCOME TAXES

The discussion regarding income taxes of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.







T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1998



10. COMMITMENTS AND CONTINGENCIES

The discussion of commitments and contingencies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.


11. RELATED PARTY TRANSACTIONS

The discussion of related party transactions of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.


12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion of environmental liabilities of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.


Statements of Operations:

Three Months Ended June 30, 1998 Compared to
Three Months Ended June 30, 1997

Revenues totaled $599,344 during the three months ended June 30, 1998, 10% higher than the $543,438 in revenues from the same quarter in the previous year. Realized gains from sale of securities and profit participation increased by $57,369 to $409,670 for the current quarter compared to $352,301 in the prior year's first quarter. Interest and dividends decreased significantly from $18,762 during the three months ended June 30, 1997 to $866 for the current quarter because interest is no longer being accrued on a note which provides working capital to a client of Medfin Management. The client's receivables serves as collateral on this note. Management fees increased by 31% to $181,135 this quarter compared to $138,007 from the same quarter in the previous year. Management fees earned by the medical management company are calculated on a percentage of adjusted revenues of the medical corporation that it manages, the medical corporation had an increase in receivables due to more referrals. Income from finance receivables decreased from $34,368 during the three months ended June 30, 1997 to $7,673 for the current quarter. In the quarter ending June 30, 1996 the Company


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1998


recouped its cost basis in these acquired receivables and began recognizing income on the collection of these receivables. Since these receivables are dated, the company does not expect a large return, therefore the income from finance receivables will probably remain low.

General and administrative expenses decreased by $8,375 to $209,173 in the current year's first fiscal quarter. This is attributable to the reduction in collection cost due to the hiring of an in-house collector. Interest expense decreased by more than half from $25,299 for the three months ended June 30, 1997 to $10,093 for the current quarter due to decrease in notes payable.

Medfin Management Corp. contributed $181,135 in revenues during the current quarter and $181,567in non-intercompany expenses during that same time frame. During the quarter ended June 30, 1997, Medfin's revenues were $155,901 and its non-intercompany expenses totaled $181,329. HLT Holding Corp. contributed the previously mentioned finance receivable income of $7,674 during the first three months of this fiscal year and $34,368 during the first fiscal quarter of last year. Non-intercompany expenses for HLT declined from $4,391 during the current quarter from $10,728 during the quarter ended June 30, 1997.



Liquidity, Capital Resources and Income Taxes:

At June 30, 1998 cash amounted to $552,297,a dramatic increase from the cash balance of $24,123 at March 31, 1998, due to the sale of securities. This cash will be used to pay debt.

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

At March 31, 1998, the Company had an operating tax loss carry forward of approximately $5,179,000.

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

































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ Elliot Gerstenhaber                          DATE:  August 11, 1998
Secretary/Treasurer and
Principal Financial Officer














































