Form 10QSB
period 1998-09-30
LEHMAN T H & CO INC
filed 1998-11-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998
                          Commission file number
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

                                  4,742,720
(Number of shares of common stock outstanding as of November 11, 1998)















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 1998
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at September 30, 1998
         and March 31, 1998                                       3-4

         Statements of operations and
         comprehensive income for the
         three months and six months
         ended September 30, 1998                                   5

         Statements of operations and
         Comprehensive income for the
         three months and six months
         ended September 1997                                       6

         Statements of cash flows
         for the six months ended
         September 30, 1998 and 1997                              7-8

         Notes to consolidated
         financial statements                                    9-14

Item 2.  Management's Discussion and Analysis                   14-16


PART II. OTHER INFORMATION                                      16-17

Signatures                                                         18















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND MARCH 31, 1998


ASSETS
                                                 September30         March 31
                                                    1998               1998
                                                 (Unaudited)        (Audited)
CURRENT ASSETS                                   __________         __________

Cash                                             $   44,403        $   24,123
Accounts receivable                                  85,088             9,207
Prepaid expenses and other current assets             2,032             3,623
Current portion of non-current receivables
(Note 4)                                            409,835           416,659
                                                 __________        __________

TOTAL CURRENT ASSETS                                541,358           453,612
                                                 __________        __________

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $108,905 at
  September 30, 1998 and $164,360 at
  March 31, 1998 (Note 5)                            42,124            52,384
                                                 __________        __________
OTHER ASSETS
Securities available for sale (Note 3)              106,810           523,039
Investments in non-public companies, at cost            500               500
Non-current receivables (Note 4)                  1,186,786         1,235,602
Deposits                                                514             1,514
Certificate of Deposit - Restricted (Note 12)        80,000            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $29,375 at
  September 30, 1998 and $23,125 at
  March 31, 1998                                     19,375            21,875
                                                 __________        __________

TOTAL OTHER ASSETS                                1,393,985         1,862,530
                                                 __________        __________
TOTAL ASSETS                                     $1,977,467        $2,368,526
                                                 ==========        ==========







See accompanying Notes to Consolidated Financial Statements




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND MARCH 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30       March 31
                                                    1998              1998
                                                 (Unaudited)       (Audited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial
  institution (Note 6)                           $        0        $   40,000
Accounts payable                                    427,130           402,930
Accrued liabilities                                  53,982            82,778
Current portion of long-term debt (Note 7)          150,531           547,999
Estimated environmental liability (Notes
  2 and 12)                                          37,830            43,235
                                                 __________        __________

TOTAL CURRENT LIABILITIES                           669,473         1,116,942

LONG-TERM DEBT, less current portion
(Note 7)                                             16,043            16,042
                                                 __________        __________


          TOTAL LIABILITIES                         685,516         1,132,984
                                                 __________        __________

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at September 30, 1998 and March 31, 1998           47,427            47,427
Additional paid-in capital                        7,764,014         7,764,014
Accumulated other comprehensive income               81,218           376,894
Accumulated deficit                              (6,552,270)       (6,904,355)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                        1,291,951         1,235,542
                                                 __________        __________
                                                 $1,977,467        $2,368,526
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                                Three months       Six months
                                                   ended             ended
                                                September 30      September 30
                                                    1998              1998
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management fees, net of allowances               $  162,638        $  343,773
Income from finance receivables                       5,666            13,340
Interest and dividends                                1,669             2,534
Realized gain from sale of
  securities available for sale                           0           409,670
                                                 __________        __________

TOTAL REVENUES                                      169,973           769,317
                                                 __________        __________

OPERATING EXPENSES
Selling, general and administrative                 192,360           401,533
Interest expense                                      5,606            15,699
                                                 __________        __________
TOTAL OPERATING EXPENSES                            197,966           417,232
                                                 __________        __________

LOSS BEFORE INCOME TAXES                            (27,993)          352,085

PROVISION FOR INCOME TAXES                                0                 0
                                                 __________        __________

NET LOSS  :                                         (27,993)          352,085

                                                 ==========        ==========

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720         4,742,720
                                                 ==========        ==========


NET INCOME PER COMMON SHARE                          $(0.01)            $0.07
                                                 ==========        ==========



See accompanying Notes to Consolidated Financial Statements



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997

                                                Three months       Six months
                                                   ended             ended
                                                September 30      September 30
                                                    1997              1997
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management fees, net of allowances               $  105,655        $  243,662
Income from finance receivables                      11,653            46,021
Interest and dividends                               18,960            37,722
Net gain on trading securities                            0             6,953
Realized gain from sale of securities
  available for sale                                      0           325,348
Profit participation fee                              1,367            20,000
                                                 __________        __________

TOTAL REVENUES                                      137,635           679,706
                                                 __________        __________

OPERATING EXPENSES
Selling, general and administrative                 239,768           457,166
Interest expense                                     20,383            45,683
                                                 __________        __________
TOTAL OPERATING EXPENSES                            260,151           502,849
                                                 __________        __________

LOSS BEFORE INCOME TAXES                           (122,516)          176,857

PROVISION FOR INCOME TAXES                                0                 0
                                                 __________        __________

NET LOSS:                                          (122,516)          176,857
                                                 ==========        ==========

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342         3,230,342
                                                 ==========        ==========


NET INCOME PER COMMON SHARE                          $(0.04)            $0.05
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                September 30     September 30
                                                    1998             1997
                                                (Unaudited)      (Unaudited)
                                                 __________       __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  352,085       $  176,857
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization                      12,978           19,016
  Realized gain from sales of securities
    available for sale                             (409,670)        (325,348)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trading securities                                                15,000
    Accounts receivable                             (75,881)             562
    Prepaid expenses and other current assets         1,591            1,952
   Increase (decrease) in:
    Accounts payable                                 24,200           55,088
    Accrued liabilities                            (157,440)          23,253
Estimated environmental liability                    (5,404)         (40,173)
                                                 __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                             (257,541)         (73,793)
                                                 __________        _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (343,773)        (290,577)
  Collection of notes receivable                    399,412          367,931
  Deposits and certificates of deposits               1,000            3,386
  Proceeds from sale of securities available
    for sale                                        530,223
  (Purchase)disposal of property and equipment         (217)         (16,656)
                                                 __________        _________
NET CASH REQUIRED BY
  INVESTING ACTIVITIES                              586,645           64,084
                                                 __________        _________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                    (40,000)         $27,570






T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                 September 30     September 30
                                                     1998             1997
                                                 (Unaudited)      (Unaudited)

Repayment of long-term debt                        (268,824)          (4,099)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (308,824)          23,471
                                                  __________        _________

INCREASE (DECREASE)IN CASH                           20,280           13,762

CASH - BEGINNING                                     24,123           33,422
                                                  _________         _________

CASH - END                                       $   44,403       $   47,184
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   74,240       $      957
                                                  =========        =========
  Income Taxes                                   $        0       $        0
                                                  =========        =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:


















See accompanying Notes to Consolidated Financial Statements




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in
Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference


2.     ACQUISITIONS AND DISPOSITIONS

The summary of acquisitions and dispositions of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB, until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date.

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at September 30, 1998 is as follows:

                                           September 30,1998
                                             _____________
Financial Position:
Current assets                                  $ 38,992
Property and equipment                            14,831
Other assets                                         744
                                                ________
Total assets                                    $ 54,567
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $363,968
Long-term obligations (a)                         72,819
Stockholders' deficiency                        (382,220)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $ 54,567
                                               =========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


                                               Six Months
                                                 Ended
                                           September 30, 1998
                                             ______________
Results of Operations:
Revenues                                       $ 94,093
Operating Expenses                              106,911
                                                _______
Net loss                                       $(12,818)
                                                =======

(a) Certain creditors of HPB are also creditors of the Company


3.     SECURITIES AVAILABLE FOR SALE

                                              September 30         March 31
                                                  1998               1998
                                               __________         __________
KTI, Inc.                                       $ 90,436           $496,448
Other equity investments in public entities       16,374             26,591
                                               __________         __________
                                                $106,810           $523,039
                                               ==========         ==========


Unrealized gains and losses for marketable equity securities at September 30,1998 and March 31, 1998 are as follows:

                                September 30, 1998          March 31, 1998
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $ 25,592       $      0    $146,145

Aggregate Market Value        $      0    $106,810       $      0    $523,039
Gross Unrealized Gains        $      0    $ 81,218       $      0    $376,894

Gross Unrealized Losses       $      0    $      0       $      0    $      0











T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


4. NON-CURRENT RECEIVABLES

     Non-current receivables at September 30, 1998 and March 31, 1998 consisted of the following:

                                                      September 30  March 31
                                                          1998        1998
                                                       __________  __________
Assigned medical billings net of allowances of
which $409,835 of the unpaid is expected to be
collected during the current fiscal year.              $1,332,726  $1,412,948

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379     852,379
                                                       __________  __________
                                                        2,185,105   2,265,327
          Less Allowance for Uncollectible               (588,484)   (613,066)
                                                       __________  __________
                                                        1,596,621   1,652,261
          Less Current Portion                           (409,835)   (416,659)
                                                       __________  __________
                                                       $1,186,786  $1,235,602
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1998 and March 31, 1998 consisted of the
following:                                        September 30,     March 31,
                                 life                  1998           1998
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   48,207      $   48,207
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years              102,322         168,037
                                                   __________      __________
                                                      151,029         216,744
          Less Accumulated Depreciation              (108,906)       (164,360)
                                                   __________      __________
                                                   $   42,123      $   52,384
                                                   ==========      ==========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


6. LOANS PAYABLE

Pursuant to an agreement dated October 4, 1991 and modified March, 1993, March, 1994 and January 31, 1998, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of September 30, 1998 and March 31, 1998, the outstanding balance against this line of credit totaled $0 and $40,000, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. This line of credit expires on January 31, 2000.


7. LONG-TERM DEBT

Long-term debt including accrued interest at September 30, 1998 and March 31, 1998 consisted of the following:

                                                       September 30  March 31
                                                           1998        1998
                                                        __________  __________

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
December 31, 1997.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in December, 1997 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8)                              $        0    $ 328,423

Non-related Parties (all unsecured):

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                        0      11,645



Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.                    0      11,411



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998


Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    20,323      24,352

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.               146,251     188,210

                                                       __________  __________
                                                          166,574     564,041
               Less Current Portion                      (150,531)   (547,999)
                                                       __________  __________
                                                       $   16,043  $   16,042
                                                       ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1999 - $150,531; 2000 - $9,294; 2001 - $6,749.

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



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1998



12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion of environmental liabilities of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.

MANAGEMENT DISCUSSION & ANALYSIS

Results of Operations:

Three Months Ended September 30, 1998 Compared to
Three Months Ended September 30, 1997

Revenues totaled $169,973 during the three months ended September 30, 1998, 19% higher than the $137,635 in revenues from the same quarter in the previous year. Interest and dividends decreased significantly from $18,960 during the three months ended September 30, 1997 to $1,669 for the current quarter because interest is no longer being accrued on a note which provides working capital to a client of Medfin Management. The client's receivables serve as collateral on this note. Management fees increased by 36% to $162,638 this quarter compared to $105,655 from the same quarter in the previous year. Management fees earned by the medical management company are calculated on a percentage of adjusted revenues of the medical corporation that it manages, the medical corporation had an increase in receivables due to more referrals. Income from finance receivables decreased from $11,653 during the three months ended September 30, 1997 to $5,666 for the current quarter. In the quarter ending June 30, 1996 the Company recouped its cost basis in these acquired receivables and began recognizing income on the collection of these receivables. Since these receivables are dated, the company does not expect a large return, therefore the income from finance receivables will probably remain low.

General and administrative expenses decreased by $47,408 to $192,630 in the current year's second fiscal quarter. Approximately 72% of the decrease from $20,754 for the three months ending September 30, 1997 to $5,844 for the current quarter is attributable to the reduction in collection cost due to the hiring of an in-house collector. Accounting fees decreased by $17,900 from September 30,1997 but this is due to a timing difference in the payment of the auditors fee, which was recorded in the first quarter for the current fiscal year. Lower employee expenses accounted for approximately 14% of the decline from $107,415 for the three months ended September 30,1997 to $92,170 for the current quarter Interest expense decreased by 73% from $20,383 for the three months ended September 30, 1998 to $5,606 for the current quarter due to decrease in notes payable.



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1998

Medfin Management Corp. contributed $162,638 in revenues during the current quarter and $165,941 in non-intercompany expenses during that same time frame. During the quarter ended September 30, 1997, Medfin's revenues were $123,776 and its non-intercompany expenses totaled $191,500.

HLT Holding Corp. contributed the previously mentioned finance receivable Income of $5,666 during the second three months of this fiscal year and $11,653 during the second fiscal quarter of last year. Non-intercompany expenses for HLT declined from $4,391 during the current quarter from $10,728 during the quarter ended September 30, 1997.


Liquidity, Capital Resources and Income Taxes:

At September 30, 1998 cash amounted to $44,403 up 46% from the cash balance of $24,123 at March 31, 1998.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans.

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


YEAR 2000

Many existing computer systems and programs, process transactions using two digits rather than four digits for the year of a transaction.
Unless the hardware and/or the software have been or will be modified, a significant number of those computer systems and programs may process a transaction with a date of the year 2000 as the year "00", which could cause the system or the program to fail or create erroneous results before, on or after January 1, 2000 (the "Year 2000 issue"). The Company has recently explored the effect of the Year 2000 issue in connection with its management information systems, computerized accounting system, and all of the Company's personal computers.

The Company purchased a medical practice management system (including software, hardware needed to utilize the system, licensing, training and support) for approximately $30,000 in 1996. This system is specifically designed for the management of medical practices, which accounts for approximately 75% of the Company's revenue. The version of the system the Company owns is not Year 2000 compliant. However the vendor of this system has an updated version that is fully Year 2000 compliant available, which can convert the existing data. The cost of the upgrade is $13,000 including new hardware needed to utilize the system. The Company plans to purchase and install the upgrade no later than September 1999.

The Company's financial statements are produced by the management company of T.H. Lehman & Co., Inc. which uses a licensed financial and general ledger software program which is currently Year 2000 compliant.

The Company utilizes personal computers that utilizes Microsoft Windows 95 or higher. The Company believes that the Windows operating system is Year 2000 compliant.

The Company is in process of contacting all of the entities with which it does business and all third party payors to verify that they are in the process of preparing for the Year 2000 issue. The Company believes that all of the entities with which it does business will become Year 2000 compliant. In the case of the third party payors (Insurance companies) not becoming Year 2000 compliant in a timely manner there would be an adverse impact of the Company's cash flow.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a party to a lawsuit involving a former employee of Self Powered Lighting, which was a wholly owned subsidiary of the Company from October 27, 1989 until it was sold on July 1, 1993. The employee filed a suit with the New York Department of Labor for wrongful termination. The Company is defending itself in this matter and in the opinion of the management of the Company, it will not have a material adverse impact on the Company's financial position.


Neither the Company nor its subsidiaries is currently party to any other material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

                   None.

Item 3.     Defaults Upon Senior Securities

                   None.

Item 4.     Submission of Matters to a vote of Security Holders

                   None.

Item 5.     Other Information

                   None.

Item 6.     Exhibits and Reports on Form 8-K

                   None.
































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ Elliot Gerstenhaber                          DATE:  November 13, 1998
Secretary/Treasurer and
Principal Financial Officer















































