Form 10QSB
period 1998-12-31
LEHMAN T H & CO INC
filed 1999-02-11
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                           FORM 10-QSB

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998
                          Commission file number
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

                                  4,742,720
(Number of shares of common stock outstanding as of February 10, 1998)















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
DECEMBER 31, 1998
(UNAUDITED)



INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at December 31, 1998
         and March 31, 1998                                       3-4

         Statements of operations and
         comprehensive income for the
         three months and nine months
         ended December 31, 1998                                  5-6

         Statements of operations and
         Comprehensive income for the
         three months and nine months
         ended December 1997                                      7-8

         Statements of cash flows
         for the nine months ended
         December 31, 1998 and 1997                              9-10

         Notes to consolidated
         financial statements                                   11-16

Item 2.  Management's Discussion and Analysis                   16-19


PART II. OTHER INFORMATION                                      19-20

Signatures                                                         21















T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND MARCH 31, 1998


ASSETS
                                                 December31         March 31
                                                    1998               1998
                                                 (Unaudited)        (Audited)
CURRENT ASSETS                                   __________         __________

Cash                                             $   54,162        $   24,123
Accounts receivable                                   5,578             9,207
Prepaid expenses and other current assets             2,178             3,623
Current portion of non-current receivables
(Note 4)                                            403,113           416,659
                                                 __________        __________

TOTAL CURRENT ASSETS                                465,031           453,612
                                                 __________        __________

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $112,050 at
  December 31, 1998 and $164,360 at
  March 31, 1998 (Note 5)                            33,452            52,384
                                                 __________        __________
OTHER ASSETS
Securities available for sale (Note 3)              121,095           523,039
Investments in non-public companies, at cost            500               500
Non-current receivables (Note 4)                  1,204,485         1,235,602
Deposits                                                514             1,514
Certificate of Deposit - Restricted                       0            80,000
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $29,375 at
  December 31, 1998 and $23,125 at
  March 31, 1998                                     18,126            21,875
                                                 __________        __________

TOTAL OTHER ASSETS                                1,344,720         1,862,530
                                                 __________        __________
TOTAL ASSETS                                     $1,843,203        $2,368,526
                                                 ==========        ==========







See accompanying Notes to Consolidated Financial Statements




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 1998 AND MARCH 31, 1998

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31       March 31
                                                    1998              1998
                                                 (Unaudited)       (Audited)
CURRENT LIABILITIES                              __________        __________

Loans payable - financial
  institution (Note 6)                           $        0        $   40,000
Accounts payable                                    368,732           402,930
Accrued liabilities                                  75,551            82,778
Current portion of long-term debt (Note 7)            4,281           547,999
Estimated environmental liability (Notes
  2 and 12)                                          35,927            43,235
                                                 __________        __________

TOTAL CURRENT LIABILITIES                           484,491         1,116,942

LONG-TERM DEBT, less current portion
(Note 7)                                            163,831            16,042
                                                 __________        __________


          TOTAL LIABILITIES                         648,322         1,132,984
                                                 __________        __________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at December 31, 1998 and March 31, 1998            47,427            47,427
Additional paid-in capital                        7,764,014         7,764,014
Accumulated other comprehensive income               95,503           376,894
Accumulated deficit                              (6,663,625)       (6,904,355)
Treasury stock at cost - 25,000 shares              (48,438)          (48,438)
                                                 __________        __________

TOTAL STOCKHOLDERS' EQUITY                        1,194,881         1,235,542
                                                 __________        __________
                                                 $1,843,203        $2,368,526
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998

                                                Three months      Nine months
                                                   ended             ended
                                                December 31      December 31
                                                   1998              1998
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management fees, net of allowances               $  146,230       $   490,002
Income from finance receivables                       9,140            22,480
Interest and dividends                                1,073             3,608
Realized gain from sale of
  securities available for sale                           0           409,670
                                                 __________        __________

TOTAL REVENUES                                      156,443           925,760
                                                 __________        __________

OPERATING EXPENSES
Selling, general and administrative                 263,011           664,543
Interest expense                                      4,787            20,486
                                                 __________        __________
TOTAL OPERATING EXPENSES                            267,798           685,029
                                                 __________        __________

INCOME (LOSS) BEFORE INCOME TAXES                  (111,354)          240,731

PROVISION FOR INCOME TAXES                                0                 0
                                                 __________        __________

NET INCOME (LOSS)                                  (111,354)          240,731

OTHER COMPREHENSIVE INCOME

Unrealized gain (loss) on securities for sale        14,285           128,289
Less: reclassification adjustment for gains
  Included in net income                                  0          (409,670)
                                                 __________        __________

    TOTAL OTHER COMPREHENSIVE INCOME (LOSS)          14,285          (281,391)
                                                 __________        __________

COMPREHENSIVE INCOME (LOSS)                         (97,069)          (40,660)
                                                 ==========        ==========




See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998
(CONTINUED)


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720         4,742,720
                                                 ==========        ==========

NET INCOME (LOSS) PER COMMON SHARE                   $(0.02)            $0.05
                                                 ==========        ==========




See accompanying Notes to Consolidated Financial Statements





































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997

                                                Three months      Nine months
                                                   ended             ended
                                                December 31        December 31
                                                    1997              1997
                                                (Unaudited)       (Unaudited)
                                                 __________        __________

REVENUES
Management fees, net of allowances               $  124,835        $  368,497
Income from finance receivables                       7,636            53,657
Interest and dividends                               19,111            56,833
Net gain on trading securities                            0             6,953
Realized gain from sale of securities
  available for sale                                 89,275           414,623
Profit participation fee                                  0            20,000
                                                 __________        __________

TOTAL REVENUES                                      240,857           920,563
                                                 __________        __________

OPERATING EXPENSES
Selling, general and administrative                 226,343           683,260
Interest expense                                     20,563            66,495
                                                 __________        __________
TOTAL OPERATING EXPENSES                            246,906           749,755
                                                 __________        __________

INCOME (LOSS) BEFORE INCOME TAXES                    (6,049)          170,808

PROVISION FOR INCOME TAXES                                0                 0
                                                 __________        __________

NET INCOME (LOSS):                                   (6,049)          170,808
                                                 ==========        ==========

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on securities
  available for sale                                 83,324           220,328
Less reclassification adjustment for gains
  Included in net income                            (89,275)         (414,623)
                                                 __________        __________

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)              (5,951)         (194,295)
                                                 __________        __________


See accompanying Notes to Consolidated Financial Statements



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997
(CONTINUED)


COMPREHENSIVE INCOME (LOSS)                      $  (12,000)       $  (23,487)
                                                 ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                3,230,342         3,230,342
                                                 ==========        ==========


NET INCOME PER COMMON SHARE                          $(0.00)            $0.05
                                                 ==========        ==========


See accompanying Notes to Consolidated Financial Statements



































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                December 31     December 31
                                                    1998             1997
                                                (Unaudited)      (Unaudited)
                                                 __________       __________

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  240,731       $  170,808
Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
  Depreciation and amortization                      19,301           28,561
  Realized gain from sales of securities
    available for sale                             (409,670)        (414,623)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Trading securities                                                15,000
    Accounts receivable                               3,629              487
Prepaid expenses and other current assets             1,445            3,062
   Increase (decrease) in:
    Accounts payable                                (34,198)          60,479
    Accrued liabilities                            (132,225)          43,123
Estimated environmental liability                    (7,307)         (43,775)
                                                 __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                             (318,294)        (136,788)
                                                 __________        _________

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (490,002)        (441,205)
  Collection of notes receivable                    534,665          543,705
  Deposits and certificates of deposits              81,000            3,386
  Proceeds from sale of securities available
    for sale                                        530,223
  Proceeds from sale of investments and other
    Assets                                                           134,365

  (Purchase)disposal of property and equipment        3,380          (17,804)
                                                 __________        _________
NET CASH REQUIRED BY
  INVESTING ACTIVITIES                              659,266          222,477
                                                 __________        _________

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                    (40,000)         $34,457



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997

                                                 December 31     December 31
                                                     1998             1997
                                                 (Unaudited)      (Unaudited)

Repayment of long-term debt                        (270,932)          (5,984)
                                                  __________        _________
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (310,932)          28,473
                                                  __________        _________

INCREASE (DECREASE)IN CASH                           30,039          114,132

CASH - BEGINNING                                     24,123           33,422
                                                  _________         _________

CASH - END                                       $   54,162       $  147,554
                                                  =========         =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $  182,432       $      957
                                                  =========        =========
  Income Taxes                                   $        0       $        0
                                                  =========        =========





















See accompanying Notes to Consolidated Financial Statements




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


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

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB, until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of perations and cash flows are not consolidated with that of the Company subsequent to the transfer date.

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at September 30, 1998 is as follows:

                                           December 31,1998
                                             _____________
Financial Position:
Current assets                                  $ 38,962
Property and equipment                            13,954
Other assets                                         744
                                                ________
Total assets                                    $ 53,660
                                                ========
Current liabilities(including
  due to the Company of $255,067)               $369,724
Long-term obligations (a)                         69,500
Stockholders' deficiency                        (385,564)
                                                ________
Total liabilities and stockholders'
  deficiency                                    $ 53,660
                                               =========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


                                               Nine Months
                                                 Ended
                                           December 31, 1998
                                             ______________
Results of Operations:
Revenues                                       $138,600
Operating Expenses                              154,762
                                                _______
Net loss                                       $(16,162)
                                                =======

(a) Certain creditors of HPB are also creditors of the Company


3.     SECURITIES AVAILABLE FOR SALE

                                              December 31         March 31
                                                  1998               1998
                                               __________         __________
KTI, Inc.                                       $110,179           $496,448
Other equity investments in public entities       10,916             26,591
                                               __________         __________
                                                $121,095           $523,039
                                               ==========         ==========


Unrealized gains and losses for marketable equity securities at December 31, 1998 and March 31, 1998 are as follows:

                                December 31, 1998          March 31, 1998
                              ______________________    ______________________
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $ 25,592       $      0    $146,145

Aggregate Market Value        $      0    $121,095       $      0    $523,039
Gross Unrealized Gains        $      0    $ 95,503       $      0    $376,894

Gross Unrealized Losses       $      0    $      0       $      0    $      0











T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 3!, 1998


4. NON-CURRENT RECEIVABLES

     Non-current receivables at December 31, 1998 and March 31, 1998 consisted of the following:

                                                      December 31  March 31
                                                          1998        1998
                                                       __________  __________
Assigned medical billings net of allowances of
which $403,113 of the unpaid is expected to be
collected during the current fiscal year.              $1,331,313  $1,412,948

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379     852,379
                                                       __________  __________
                                                        2,183,692   2,265,327
          Less Allowance for Uncollectible               (576,094)   (613,066)
                                                       __________  __________
                                                        1,607,598   1,652,261
          Less Current Portion                           (403,113)   (416,659)
                                                       __________  __________
                                                       $1,204,485  $1,235,602
                                                       ==========  ==========


5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1998 and March 31, 1998 consisted of the
following:                                        December 31,     March 31,
                                 Life                  1998           1998
                              __________           __________      __________

Machinery and Equipment       5-10 Years           $   48,207      $   48,207
Leasehold Improvements        5-10 Years                  500             500
Furniture and Fixtures        5-10 Years               96,795         168,037
                                                   __________      __________
                                                      145,502         216,744
          Less Accumulated Depreciation              (112,050)       (164,360)
                                                   __________      __________
                                                   $   33,452      $   52,384
                                                   ==========      ==========





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


6. LOANS PAYABLE

Pursuant to an agreement dated October 4, 1991 and modified March, 1993, March, 1994 and January 31, 1998, the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of December 31, 1998 and March 31, 1998, the outstanding balance against this line of credit totaled $0 and $40,000, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. This line of credit expires on January 31, 2000.


7. LONG-TERM DEBT

Long-term debt including accrued interest at December 31, 1998 and March 31, 1998 consisted of the following:

                                                       December 31   March 31
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



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998


Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                   18,228      24,352

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 2000.               149,896     188,210

                                                       __________  __________
                                                          168,124     564,041
               Less Current Portion                      (  4,281)   (547,999)
                                                       __________  __________
                                                       $  163,843  $   16,042
                                                       ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 1999 - $2,172; 2000 - $9,294; 2001 - $156,645.

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



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1998



12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion of environmental liabilities of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1998, is incorporated herein by reference.

MANAGEMENT DISCUSSION & ANALYSIS

Results of Operations:

Three Months Ended December 31, 1998 Compared to
Three Months Ended December 31, 1997

Revenues totaled $156,443 during the three months ended December 31, 1998, 36% lower than the $240,857 in revenues from the same quarter in the previous year. Much of the decrease in revenue is attributable to the lack of realized gains on investments during the current quarter, an amount that totaled $89,275 during the same time period last year. Interest and dividends decreased significantly from $19,111 during the three months ended December 31, 1997 to $1,073 for the current quarter because interest is no longer being accrued on a note which provides working capital to a client of Medfin Management. The client's receivables serve as collateral on this note. Management fees increased by 15% to $146,230 this quarter compared to $124,835 from the same quarter in the previous year. Management fees earned by the medical management company are calculated on a percentage of adjusted revenues of the medical corporation that it manages, the medical corporation had an increase in receivables due to more referrals. Income from finance receivables increased by $1,504 from $7,636 during the three months ended December 31, 1997 to $9,140 for the current quarter.
In the quarter ending June 30, 1996 the Company recouped its cost basis
In these acquired receivables and began recognizing income on the collection of these receivables. Since these receivables are dated, the company does not expect a large return, therefore the income from finance receivables will probably remain low.

General and administrative expenses increased by $36,668 to $263,011 in the current year's third fiscal quarter. This is largely attributable to an expense of $51,912 during the current quarter, which represents additional environmental charges related to the disposal of the tritium waste. Also there is an increase in legal fees that totaled $30,487 during the current quarter compared to $10,063 during the same period last year. This increase is due to the lawsuit described in Part II - Item 1. Legal Proceedings.
If these charges had not occurred general and administrative expenses would have decreased by $35,668. Approximately 55% of the decrease from $12,008 for the three months ending December 31, 1997 to $5,495 for the current quarter is attributable to the reduction in collection cost due to the hiring of an in-house collector. Lower employee expenses accounted for approximately 22% of the decline from $107,712 for the three months ended December 31,1997 to $84,360 for the current quarter. Contract Labor also declined by $3,738 for a current quarter total of $2,514 compared to $6,252 for the same time period last year. Both of these declines were due to consolidations of employee responsibilities. Interest expense decreased by 77% from $20,563 for the three months ended December 31, 1997 to $4,787 for the current quarter due to decrease in notes payable.











































T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 1998

Medfin Management Corp. contributed $146,230 in revenues during the current quarter and $161,506 in non-intercompany expenses during that same time frame. During the quarter ended December 31, 1997, Medfin's revenues were $142,968 and its non-intercompany expenses totaled $192,375.

HLT Holding Corp. contributed the previously mentioned finance receivable Income of $9,140 during the third quarter of this fiscal year and $7,636 during the third fiscal quarter of last year. Non-intercompany expenses for HLT were $3,669 during the current quarter and $3,746 during the quarter ended December 31, 1997.


Liquidity, Capital Resources and Income Taxes:

At December 31, 1998 cash amounted to $54,162 up 56% from the cash balance of $24,123 at March 31, 1998.

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















































