Form 10KSB
period 1999-03-31
LEHMAN T H & CO INC
filed 1999-06-25
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to
                                    ----------    -----------

                       Commission file number  2-87738

                       T.H. LEHMAN & CO., INCORPORATED
                (Name of small business issuer in its charter)

            Delaware                                           22-2442356
(state or other jurisdiction                               (I.R.S./Employer
of incorporation or organization                         Identification Number)

4900 Woodway, Suite 650, Houston, Texas                            77056
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (713) 621-8404

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,106,404.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $1,964,478 as of June 15, 1999.

                                  4,742,720
                                  _________
        (Number of shares of common stock outstanding as of June 15, 1999)

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

MedFin Management Corp. was created to provide medical practitioners with non-medical general and administrative functions such as accounting, marketing, management, non-medical staffing, facilities, equipment, and billing and collection of receivables. Revenues are derived from fees charged for these services. Presently, the company has one client, which operates a multi-specialty clinic in the Los Angeles, California area. This client concentrates its practice on workers' compensation medicine and treatment for personal injury victims, providing services primarily on a lien basis.

MedFin Management Corporation receives, as a fee for its clinic management services, revenues that are indirectly related to the overall collections of its client practitioners' receivables. MedFin Management Corporation also provides working capital on an as-needed basis to those clients with receivables as collateral for such advances and UCC filings made thereon. However, the Company is not engaged in the practice of medicine which, for non- doctor controlled entities, is not legally allowed in California.

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

HLT Holding Corporation has, purchased one accounts receivable portfolio that was derived from medical services provided to plaintiffs, an August 1992 transaction consisting of gross account balances of $2,639,010. Consideration given amounted to $250,000 cash and $500,000 in notes payable. Gross collections through March, 1999 amounted to $848,152 and write-offs totaled $1,267,653 leaving a balance of $523,205 face value with an expected nominal realization.


Environmental Matters:

The company is subject to various laws and regulations with respect to employee health and safety and the protection of the environment. The Company believes that it is in substantial compliance with such laws and regulations. See Footnote 12: Allowance for Environmental Liability.


Employees:

The Company employs 8 persons in the medical management field who are engaged in executive, administrative and clerical positions. The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.

ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank, California under an operating lease that expires on October 31, 2000. Monthly rental payments are $7,351, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

The company was involved in a lawsuit in respect to the ownership of a note payable that originally expired on December 31, 1997. The note was extended to June 30, 1998 by what the Company considers to be the rightful Owner of that note. The lawsuit was settled on June 8, 1998 for $10,000.

The note has been paid in full.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)       Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 1999 are as follows:

        For the Quarter Ended                High                     Low

        June 30, 1997                        1/2                      1/2
        September 30, 1997                   1/2                      1/2
        December 31, 1997                    1/2                      1/2
        March 31, 1998                       1/2                      1/2

        June 30, 1998                        1/2                      1/2
        September 30, 1998                   1/2                      1/2
        December 31, 1998                    1/2                      1/2
        March 31, 1999                       1/2                      1/2

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

On August 15, 1994, the Company was delisted from the NASDAQ Small Cap Market as a result of failing to timely file the annual report.

b)   Number of Holders of Common Stock

As of June 15, 1999 the Company had approximately 138 shareholders of record. Cede & Co. was the registered holder of 640,548 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)   Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31, 1998

Revenues totaled $1,106,404 during the fiscal year ended March 31, 1999, 5% higher than the prior year's revenues of $1,057,377. The gain on investments increased to $447,589 from the previous year's $391,576 with the entire gain being attributed to sales of its investment in KTI, Inc. to settle certain notes and accounts payable in the aggregate amount of $400,920. Also, Management fees increased to $629,371 from the prior year's $516,034 due to increased patient activity. Although total revenue was slightly up due to the gain on investments and income from Management fees, other revenues were down. Interest and dividends were $3,608 compared to $75,594 for the previous year due to the discontinuance of interest being recorded on a certain note receivable. Interest expense decreased to $34,637 from the prior years $84,736 due to a decrease in notes payable. General and Administrative expenses increased

9% to $1,128,269 mainly due to Uncollectible accounts expense increasing and being partially offset by lower employee expenses. Collection costs also decreased 68% to $20,808 in 1999 from $64,337 in 1998.


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


Liquidity, Capital Resources and Income Taxes

At March 31, 1999 cash amounted to $20,677, 14% less than the cash balance of $24,123 at March 31, 1998.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable.

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

At March 31, 1998, the Company had an operating tax loss carryforward of approximately $5,235,000.

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

Year 2000 Issue

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

 (See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                     Age              Director Since              Position

Dibo Attar               59                1988                       Director
Elliot Gerstenhaber      53                1996   Director/Secretary/Treasurer
Richard Farkas           73                1996                       Director

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


Background of Officers and Directors:

Dibo Attar's principal business is an investor and a consultant to domestic and international companies. Mr. Attar is a director of Newpark Resources, Inc., a public company which is engaged in providing oil field services. He is also a director of KTI, Inc., a public company which is engaged in the sale of electric power from incineration of municipal solid waste.

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 1999, 1998, and 1997.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
Edmond C. Nagel, President        1999        $     0        $     0
                                  1998        $45,833        $     0
                                  1997        $72,917        $     0

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

At the time of adoption of the Plan the Company issued ten-year Stock Options with an exercise price at $1.50 to purchase 350,000 shares of which 350,000 shares were issued to officers, a consultant and directors. At the date of the award the high bid price of the Common Stock was $.75. All outstanding employee options are exercisable at $1.50 per share and all are non-incentive options. 60,000 options were granted during the year ended March 31, 1993 at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000. 105,000 options were granted during the fiscal year ended March 31, 1995 at exercise prices of both $1.50 per share and $2.00 per share which expires in five years. No options were granted during the fiscal year ended March 31, 1996, 1997, 1998 and 1999.

Following is a list of all stock options granted:

                        Number of        When         Exercise     Current
     Name               Options         Issued         Price      Status
Julio Henriquez         100,000          1990          $1.50      Canceled
Edmond Nagel            100,000          1990          $1.50      Outstanding
Charles Olson, Jr.       50,000          1990          $1.50      Canceled
Ivor Braka               25,000          1990          $1.50      Canceled
Vincent Galano, Sr.      50,000          1990          $1.50      Canceled
Rodolfo Oeschslin        25,000          1990          $1.50      Canceled
Lee R. Mathis             5,000          1992          $1.90      Expired
Mark S. Cox              20,000          1992          $2.00      Canceled
Murray Husarsky          20,000          1992          $2.00      Expired
Brenda Heartfield        10,000          1992          $1.50      Expired
Julio Henriquez           5,000          1993          $2.00      Expired
Linda Carroll            10,000          1994          $1.50      Outstanding
Ramanathan Prakash       10,000          1994          $2.00      Outstanding
Russell Molina            5,000          1994          $2.00      Outstanding
Allen Goldstone          15,000          1994          $2.00      Outstanding
Sandy Schwartz           15,000          1994          $2.00      Outstanding
Brenda Heartfield        50,000          1994          $1.50      Outstanding
                       ---------
Total Issued            515,000
Less Canceled Shares   (270,000)
Less Expired           ( 40,000)
                       ---------
Total Outstanding       205,000
                       =========

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 15, 1999:


Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Monahan Corporation, N.V.   (4)
          Landhuis Joonchi                 1,218,077                25.7%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (4)
          Landhuis Joonchi                   281,383                 5.9%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Canc. Molo II                  985,800                20.8%
          CH-6501
          Bellinzona, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                12.6%
          4900 Woodway, Suite 650
          Houston, TX 77056

          The Bridge Fund N.V.        (4)
          Landhuis Joonchi                   519,893                11.0%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles


(b) Security Ownership of Management

          Dibo Attar              (1) (2)       -0-

          Elliot Gerstenhaber                   -0-

          Richard Farkas                        -0-

          Edmond Nagel                (3)    215,601                4.5%


          Directors and Officers
          as Group 5 persons               3,818,918               80.5%
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

(4) Monahan Corporation, N.V., Burton, N.V., and The Bridge Fund, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 1999 and March 31, 1998, the Company incurred management fees for facilities and services provided by GTD Capital Holdings
Management Company in the amount of $79,200 and $79,800 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

Mr. Dibo Attar, a director and an indirect principal shareholder of the Company is a consultant to Capital Holdings, Inc., the parent of Millingway, Inc. and GTD Capital Holding Management Company. During the year ended March 31, 1992, the Company entered into a two year line of credit for $450,000 with Sogevalor S.A. In exchange for the funding commitment, the Company issued a Common Stock Purchase Warrant Certificate for the purchase of 100,000 shares of common stock at $1.25 originally expiring February 13, 1994. The company was involved in a dispute in respect to ownership of this note payable that originally expired on December 31, 1997. The note and the warrant certificate were extended to June 30, 1998 by what the Company considered to be the rightful owner of that note, however another party filed a lawsuit demanding immediate payment on the note. The lawsuit was settled on June 8, 1998 for $10,000 and payment of the note payable was made in full on July 16, 1998 and the warrants have expired.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended March 31, 1999.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
           As of March 31, 1999 and 1998
Consolidated Statements of Operations
          Years Ended March 31, 1999 and 1998
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 1999 and 1998
Consolidated Statements of Cash Flows
          Years Ended March 31, 1999 and 1998
Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

Date: June 18, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                 Date



/s/ Dibo Attar              (Acting Principal            June 18, 1999
Dibo Attar                 Executive Officer)


/s/ Elliot Gerstenhaber     Secretary/Treasurer          June 18, 1999
Elliot Gerstenhaber       (Principal Accounting &
                             Financial Officer)


/s/ Dibo Attar                 Director                  June 18, 1999
Dibo Attar

/s/ Elliot Gerstenhaber        Director                  June 18, 1999
Elliot Gerstenhaber


/s/ Richard P. Farkas          Director                  June 18, 1999
Richard P. Farkas

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                          F-2

Consolidated Balance Sheets
           As of March 31, 1999 and 1998                               F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
          Years Ended March 31, 1999 and 1998                          F-5

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 1999 and 1998                          F-6

Consolidated Statements of Cash Flows
          Years Ended March 31, 1999 and 1998                          F-7

Notes to Consolidated Financial Statements                             F-9

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 1999 and 1998, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA


Los Angeles, California
June 4, 1999

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND MARCH 31, 1998

                                ASSETS

                                                          1999        1998
                                                       ----------  ----------
CURRENT ASSETS

Cash                                                   $   20,677  $   24,123
Accounts receivable                                         8,278       9,207
Prepaid expenses and other current assets                   2,015       3,623
Current portion of non-current receivables
(Note 4)                                                  282,206     416,659
                                                       ----------  ----------

TOTAL CURRENT ASSETS                                      313,176     453,612

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $119,958 at
  March 31, 1999 and $164,360 at March 31, 1998
  (Note 5)                                                 25,544      52,384

OTHER ASSETS
Securities available for sale (Note 3)                     45,113     523,039
Investments in non-public companies, at cost                  500         500
Non-current receivables (Note 4)                        1,091,910   1,235,602
Deposits                                                      514       1,514
Excess of cost over net assets of acquired companies,
  less accumulated amortization of $50,000 at
  March 31, 1999 and $28,125 at March 31, 1998                  0      21,875
                                                       ----------  ----------

TOTAL OTHER ASSETS                                      1,138,037   1,862,530
                                                       ----------  ----------
TOTAL ASSETS                                           $1,476,757  $2,368,526
                                                       ==========  ==========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND MARCH 31, 1998


       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    1999               1998
                                                ------------       ------------
CURRENT LIABILITIES

Loans payable - financial
  institution (Note 6)                          $         0        $    40,000
Accounts payable                                    284,326            402,930
Accrued liabilities                                  49,033             82,778
Current portion of long-term debt (Note 7)          302,425            547,999
Estimated environmental liability (Notes
  2 and 12)                                               0             43,235
                                                ------------       ------------

TOTAL CURRENT LIABILITIES                           635,784          1,116,942

LONG-TERM LIABILITIES

Long-term debt, less current portion
(Note 7)                                              6,749             16,042
                                                ------------       ------------

TOTAL LONG-TERM LIABILITIES                           6,749             16,042

          TOTAL LIABILITIES                         642,533          1,132,984

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 8)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at March 31, 1999 and 1998                         47,427             47,427
Additional paid-in capital                        7,764,014          7,764,014
Unrealized gain on investments                       32,078            376,894
Accumulated deficit                              (6,960,857)        (6,904,355)
Treasury stock at cost - 25,000 shares              (48,438)           (48,438)
                                                ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                          834,224          1,235,542
                                                ------------       ------------
                                                $ 1,476,757        $ 2,368,526
                                                ============       ============

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                    1999              1998
                                                ------------       -----------
REVENUES
Management and billing fees, net of
  allowances                                     $  629,371         $ 516,034
Income from finance receivables                      25,835            54,073
Interest and dividends                                3,608            75,594
Net gain on trading securities                            0             6,953
Realized gain from sales of securities
  available for sale                                447,589           384,623
Realized gain from sales of investment in
  non-public companies                                    0                 0
Miscellaneous Income                                      0                 0
Profit participation fee                                  0            20,000
                                                ------------       -----------

TOTAL REVENUES                                    1,106,404         1,057,377
OPERATING EXPENSES
Selling, general and administrative               1,128,269         1,036,408
Interest expense                                     34,637            84,736
                                                ------------       -----------

TOTAL OPERATING EXPENSES                          1,162,906         1,121,144
                                                ------------       -----------

LOSS BEFORE INCOME TAXES                        (    56,502)       (   63,767)

PROVISION FOR INCOME TAXES (Note 9)                       0                 0
                                                ------------       -----------

NET LOSS                                        (    56,502)       (   63,767)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                 97,695           200,095
Less: reclassification adjustment for
      Gain included in net income               (   447,589)       (  384,623)
                                                ------------       -----------

TOTAL OTHER COMPREHENSIVE INCOME                (   349,894)       (  184,528)
                                                ------------       -----------

COMPREHENSIVE INCOME (LOSS)                     ($  406,396)       ($ 248,295)
                                                ============       ===========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720          3,356,374
                                                ============       ===========

BASIC LOSS PER COMMON SHARE                     ($     0.01)       ($    0.02)
                                                ============       ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

BALANCE, March 31, 1997

   Common Stock                           Unreal.     Treasury Stock
 ________________ Additional              Gain on     --------------
  Shares           Paid-in   Accumulated  Sec Avail.  for Shares
  Issued   Amount  Capital     Deficit    for sale  Held    Amount     Total
--------- ------- ---------- ------------ -------  ------ --------- -----------

3,230,342 $32,303 $7,310,299 ($6,840,588)$561,422  25,000 ($48,438) $1,014,998

Unrealized gain on securities
  available for sale:                    (184,528)                    (184,528)

Shares issued in settlement
  Of certain notes and
  Account payable
 1,512,378 15,124    453,715                                           468,839

Net loss                        (63,767)                               (63,767)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 1998:

4,742,720 $47,427 $7,764,014 ($6,904,355)$376,894  25,000 ($48,438) $1,235,542
--------- ------- ---------- ------------ -------  ------ --------- -----------

Unrealized gain on securities
  available for sale                     (344,816)                    (344,816)


Net loss                         (56,502)                              (56,502)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 1999:

4,742,720 $47,427 $7,764,014 ($6,960,857)$ 32,078  25,000 ($48,438) $  834,224
========= ======= ========== ============ =======  ====== ========= ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                     1999             1998
                                                  ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                 ($ 56,502)       ($ 63,767)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                        45,336           38,626
Provision for bad debts                             264,084                0
Realized gain from sales of securities
  available for sale partially exchanged
  for debt relief                                         0         (384,623)
Loss on Disposition of Assets                         1,413               38
Deposits (paid) received
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Trading Securities                                    0            5,000
    Accounts receivable                                 929            6,325
    Prepaid expenses and other current assets         1,608            2,917
    Increase (decrease) in:
    Accounts payable                                (12,203)          38,467
    Accrued liabilities                            (149,908)          91,165
    Estimated environmental liability               (43,235)        (146,081)
                                                  ----------       ----------
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                             (396,067)        (401,933)
                                                  ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in 50% owned corporation                (7,500)               0
  Loans made evidenced by notes receivable         (629,371)        (517,475)
  Collection of notes receivable                    647,516          784,215
  Deposits and certificates of deposits              81,000            3,386
  Proceeds from sale of securities
    available for sale                              580,700                0
  Proceeds from sales of investments
    in non-public companies                               0          134,365
  Acquisition of property and equipment               3,381          (18,205)
                                                  ----------       ----------
NET CASH USED IN
  INVESTING ACTIVITIES                              675,726          386,286
                                                  ----------       ----------

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                     1999       1998
                                                  ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                    (40,000)    14,278
  Proceeds of long-term debt                         30,000          0
  Repayment of long-term debt                      (273,104)  (  7,930)
                                                  ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             6,348    256,612
                                                  ----------  ---------

INCREASE (DECREASE)IN CASH                           (3,446)    (9,299)
CASH - BEGINNING                                     24,123     33,422
                                                  ----------  ---------

CASH - END                                        $  20,677   $ 24,123
                                                  ==========  =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                        $ 135,259   $ 16,098
                                                  ==========  =========

  Income Taxes                                    $       -   $      -
                                                  ==========  =========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


Non Cash Transaction:
  Debt relieved in exchange for
    investments available for sale                $       0   $ 536,457
                                                  =========   =========
  Debt relieved in exchange for
    common stock                                  $       0   $ 468,839
                                                  =========   =========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1999 AND 1998


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

Securities - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable securities not classified as either investment securities which are held to maturity or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses affecting comprehensive income and reported in a separate component of stockholders' equity. Average cost is used to determine cost when calculating realized gains or losses from sales of securities available for sale.

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

Stock-Based Compensation - The Company elected to account for employee stock options based on the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted only the disclosure require- ments of SFAS No. 123, "Accounting for Stock-Based Compensation".

Basic Loss Per Share - Basic loss per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Excess of Cost Over Net Assets of Acquired Companies - Excess of cost over net assets of companies acquired was being amortized on a straight-line basis over periods not exceeding ten years.

Recent Accounting Pronouncements - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in fiscal year ended March 31, 1999. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources.


2.     ACQUISITIONS AND DISPOSITIONS

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized financial information of HPB at March 31, 1999 and March 31, 1998 is as follows:

                                             March 31, 1999     March 31,1998
                                             --------------     -------------
Financial Position:
Current Assets                                  $ 43,578          $  31,417

Property and equipment                             9,466             26,335
                                                ---------         ----------
Total assets                                    $ 53,044          $  57,752
                                                =========         ==========
Current liabilities(including
  due to the Company of $262,567)               $327,712          $ 352,138
Long-term obligations (a)                        122,700             74,573
Stockholders' deficiency                        (397,368)          (368,959)
                                                ---------         ----------
Total liabilities and stockholders'
  deficiency                                    $ 53,044          $  57,752
                                                =========         ==========

                                             March 31, 1999     March 31,1998
                                             --------------     -------------

Results of Operation:
Revenues                                        $190,642           $203,370
Operating Expenses                               218,609            292,352
                                                ---------          ---------
Net loss                                        $(27,967)          $(88,982)
                                                =========          =========

(a) Certain creditors of HPB are also creditors of the Company.

3.     SECURITIES AVAILABLE FOR SALE

                                                  1999               1998
                                                ---------          ---------
KTI, Inc.                                       $ 34,708           $496,448

Other equity investments in public entities       10,405             26,591
                                                ---------          ---------
                                                $ 45,113           $523,039
                                                =========          =========

Unrealized gains and losses for marketable equity securities at March 31, 1999 and 1998 are as follows:

                                     1999                       1998
                              ---------------------      ---------------------
                               Current  Non-Current       Current  Non-Current
Aggregate Cost                $      0    $ 13,035       $      0    $146,145

Aggregate Market Value        $      0    $ 45,113       $      0    $523,039

Gross Unrealized Gains        $      0    $ 32,078       $      0    $376,894

Gross Unrealized Losses       $      0    $      0       $      0    $      0


4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 1999 and March 31, 1998 consisted of the following:

                                                          1999        1998
                                                      -----------  -----------

Assigned medical billings net of allowances of
which $282,206 of the unpaid is expected to be
collected during the current fiscal year.             $1,354,362   $1,412,948

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                          852,379      852,379
                                                      -----------  -----------

                                                       2,206,741    2,265,327
          Less Allowance for Uncollectible              (832,625)    (613,066)
                                                      -----------  -----------
                                                       1,374,116    1,652,261
          Less Current Portion                          (282,206)    (416,659)
                                                      -----------  -----------
                                                      $1,091,910   $1,235,602
                                                      ===========  ===========
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1999 and March 31, 1998 consisted of the following:

                                Life                   1999         1998
                                                   -----------  ----------

Machinery and Equipment       5-10 Years           $    3,701   $  48,207
Leasehold Improvements        5-10 Years                  500         500
Furniture and Fixtures        5-10 Years              141,301     168,037
                                                   -----------  ----------
                                                      145,502     216,744
         Less Accumulated Depreciation               (119,958)   (164,360)
                                                   -----------  ----------
                                                   $   25,544   $  52,384
                                                   ===========  ==========


6. LOANS PAYABLE - FINANCIAL INSTITUTION

Pursuant to an agreement dated October 4, 1991 and modified March, 1993, March, 1994 and January 31, 1998 the Company has received loans from a Netherlands corporation, consisting of various advances from an available line of credit of $400,000. As of March 31, 1999 and March 31, 1998, the outstanding balance against this line of credit totaled $0 and $40,000, respectively. The loans bear interest at the prime rate of a certain bank in Texas plus 2% per annum. The weighted average interest rate for the years ended March 31, 1999 and 1998 was 0.0% and 10.5% respectively, which was computed based on month-end balance. The approximate average outstanding monthly balance during the years ended March 31, 1999 and 1998 amounted to $16,667 and $215,686, respectively. This line of credit expires on January 31, 2001.

During the fiscal year ended March 31, 1999 the Company reduced $40,000 of this indebteness plus $418,320 of long term debt (see Note 7).

7. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 1999 and March 31, 1998 consisted of the following:

                                                           1999        1998
                                                        -----------  ----------

Related Party:

Advances from an unsecured available line of credit of
$450,000.  The loan bears interest at the prime
rate of a certain bank in Texas.  Interest on
this loan is to be calculated and payable quarterly
as of the first day of each quarter (or at maturity).
The principal is due and payable on or before
June 30, 1998.  The loan is secured by the
market value of publicly-held stock in the Company's
investment portfolio.  As further consideration, 100,000
warrants expiring in June, 1998 to purchase
100,000 shares of the Company's common stock at
an exercise price of $1.25 per share were issued to
this creditor (See Note 8).  This was paid in full
on July 16, 1998 and the warrants expired.               $      0    $ 328,423

Non-related Parties (all unsecured):

Two notes payable totaling $10,000 principal
plus accrued interest at 10%, all due on December
28, 1998.                                                        0      11,645

Note payable of $10,000 principal plus accrued
interest at 10%, all due on November 1, 1998.                    0      11,411

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                     16,043      24,352

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.                       0     188,210

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 1998.                 153,461           0

Note payable of $87,500 principal plus accrued
interest at 10%, all due on October 1, 1999.                91,839           0

Note payable of $30,000 principal plus accrued
interest at 8%, all due on October 1, 1999.                 30,092           0

Note payable of $10,500 principal plus accrued
interest at 10%, all due on October 1, 1999.                11,021           0

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 1999.                 3,359           0

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 1999.                 3,359           0
                                                        -----------  ----------
                                                           309,174     564,041
               Less Current Portion                       (302,425)   (547,999)
                                                        -----------  ----------
                                                         $   6,749   $  16,042
                                                        ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2000 - $302,425; 2001 - $6,749.

During the fiscal year ended March 31, 1998 the Company reached agreements with certain of the above creditors to accept 42,054 shares of common stock in KTI and 87,499 warrants in KTI to reduce the outstanding debt of $362,000 plus an additional $174,457 in accrued liabilities and payables.

8. STOCKHOLDERS' EQUITY

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options will be granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. Options granted may either be incentive stock options, pursuant to which the recipient receives tax benefits, or non-incentive stock options. At the time of the adoption of the 1990 Plan, the Company issued ten-year non-incentive stock options with an exercise price of $1.50 to purchase 350,000 shares of which 250,000 shares (100,000 shares canceled in 1993; 40,000 shares expired in 1994; 170,000 shares cancelled in 1997) were issued to the officers of the Company, 50,000 shares were issued to the directors of the Company, and 50,000 shares were issued to a consultant who was formerly an officer of the Company. At March 31, 1999, 100,000 of the options are still outstanding.

In June, 1994, the Company issued 105,000 additional options which are exercisable at prices ranging from $1.50 to $2.00 per share for five years. At March 31, 1999, 105,000 of these options are still outstanding.


9. INCOME TAXES

At March 31,  1999,  for  income  tax  reporting  purposes,  the  Company  has a consolidated net operating loss carryforward of approximately $5,235,000 available to reduce future taxable income, if any, expiring through 2014. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

10. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring October 31, 2000. Minimum annual future rentals on each of the years ending March 31 are as follows: 2000 - $72,200.

Rent expense amounted to $93,017 and $92,150 for the years ended March 31, 1999 and 1998, respectively.

Medical Management Agreement - The Company has entered into an agreement with a medical provider whereby the Company provides management and marketing services and the leasing of facilities, furniture, fixtures and equipment for a fee equal to 70% of the provider's medical fee revenues (net of allowance for uncollectible accounts). The agreement is automatically renewed from year to year unless either party gives 90 days notice of non-renewal prior to the renewal term.


11. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder and director of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $79,200 and $79,800 for the years ended March 31, 1999 and 1998, respectively.

Dibo Attar, a director of the Company, is also a director of KTI, Inc. (see Note
3)

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's directors and principal stockholders being a consultant to these entities.

12. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The Company, in conjunction with the sale of its manufacturing subsidiary, incurred an obligation to assume any and all historic environmental liabilities that may have occurred, whether known or unknown. The Company did not have any environmental liability insurance coverage. The Company had initially set up a provision of $275,000 to cover environmental liabilities arising from the contamination of waste delivered to a disposal contractor of tritium waste which was generated during the manufacture of luminescent signage. The Company provided for an additional provisional of $123,748 as of March 31, 1997. During the fiscal years ended March 31, 1999 and 1998 the Company charged $43,235 and $146,080, respectively, against this provision. As of March 31, 1999 all previous environmental matters have been cleared and management of the Company does not anticipate further liability.