Form 10QSB
period 1999-06-30
LEHMAN T H & CO INC
filed 1999-08-05
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                             Commission file number
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

                             Common Stock, $.01 Par.
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

                                    4,472,720
       (Number of shares of common stock outstanding as of July 30, 1999)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
JUNE 30, 1999
(UNAUDITED)

INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at June 30, 1999
         and March 31, 1999                                       3-4

         Statements of operations and
         comprehensive income for the
         three months ended June 30,
         1999 and 1998                                              5

         Statements of cash flows
         for the three months ended
         June 30, 1999 and 1998                                   6-7

         Notes to consolidated
         financial statements                                    8-12

Item 2.  Management's Discussion and Analysis                   13-15


PART II. OTHER INFORMATION

Signatures                                                         16

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND MARCH 31, 1999


ASSETS
                                                   June 30     March 31
                                                    1999        1999
                                                 (Unaudited)  (Audited)
                                                 -----------  ----------
CURRENT ASSETS

Cash                                             $     7,934  $   20,677
Accounts receivable                                    8,278       8,278
Prepaid expenses and other current assets              1,875       2,015
Current portion of non-current receivables
(Note 4)                                             304,915     282,206
                                                 -----------  ----------

TOTAL CURRENT ASSETS                                 323,002     313,176

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $123,962 at
  June 30, 1999 and $119,958 at March 31, 1999
  (Note 5)                                            24,569      25,544

OTHER ASSETS
Securities available for sale (Note 3)                47,384      45,113
Investments in non-public companies, at cost             500         500
Non-current receivables (Note 4)                   1,111,254   1,091,910
Deposits                                                 514         514
                                                 -----------  ----------

TOTAL OTHER ASSETS                                 1,159,652   1,138,037
                                                 -----------  ----------
TOTAL ASSETS                                     $ 1,507,223  $1,476,757
                                                 ===========  ==========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 AND MARCH 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30      March 31
                                                    1999         1999
                                                 (Unaudited)   (Audited)
                                                 -----------  -----------
CURRENT LIABILITIES

Accounts payable                                 $  305,802   $  284,326
Accrued liabilities                                  71,803       49,033
Current portion of long-term debt (Note 6)          309,498      302,425
 __________        __________

TOTAL CURRENT LIABILITIES                           687,103      635,784

LONG-TERM DEBT, less current portion
(Note 6)                                              4,258        6,749
                                                 -----------  -----------


          TOTAL LIABILITIES                         691,361      642,533

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at June 30, 1999 and March 31, 1999                47,427       47,427
Additional paid-in capital                        7,764,014    7,764,014
Accumulated other comprehensive income               34,349       32,078
Accumulated deficit                              (6,981,490)  (6,960,857)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          815,862      834,224
                                                 -----------  -----------
                                                 $1,507,223   $1,476,757
                                                 ===========  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                   June 30      June 30
                                                    1999         1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
REVENUES
Management fees, net of allowances               $  165,021   $  181,135
Income from finance receivables                      15,440        7,673
Interest and dividends                                    0          866
Gain from sale of securities
  available for sale                                      0      409,670
                                                 -----------  -----------

TOTAL REVENUES                                      181,006      599,344

OPERATING EXPENSES
Selling, general and administrative                 194,340      209,173
Interest expense                                      7,299       10,093
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            201,639      219,266
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (20,633)     380,078

PROVISION FOR INCOME TAXES (Note 8)                       0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                   (20,633)     380,078

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                 99,966      141,924
Less:  reclassification adjustment
  for gains included in net income                        0     (409,670)
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)              99,966     (267,746)
                                                 -----------  -----------
COMPREHENSIVE INCOME                             $   79,333   $  112,332
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720    4,742,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $     0.00   $     0.08
                                                 ===========  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


                                                   June 30       June 30
                                                     1999         1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $  (20,633)  $  380,078
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         4,004        6,487
Realized gain from sales of securities
  available for sale                                      0     (409,670)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                   0        4,407
    Prepaid expenses and other current assets           140          658
    Increase (decrease) in:
    Accounts payable                                 21,476      (28,313)
    Accrued liabilities                              29,576      (16,430)
    Estimated environmental liability                     0       (2,702)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               34,563      (65,485)
                                                 -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (165,021)    (181,135)
  Collection of notes receivable                    122,968      246,775
  Proceeds from sale of securities available
    for sale                                              0      530,223
  (Purchase)disposal of property and equipment       (3,029)        (217)
                                                 -----------  -----------
NET CASH REQUIRED BY
  INVESTING ACTIVITIES                              (45,082)     595,646
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                          0             0



See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998


                                                   June 30      June 30
                                                     1999        1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
Repayment of long-term debt                          (2,224)      (1,987)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                               (2,224)      (1,987)
                                                 -----------  -----------

INCREASE (DECREASE)IN CASH                          (12,743)     528,174

CASH - BEGINNING                                     20,677       24,123
                                                 -----------  -----------

CASH - END                                       $    7,934   $  552,297
                                                 ===========  ===========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $      434   $   10,672
                                                 ===========  ===========
  Income Taxes                                   $        0   $        0
                                                 ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies of the Company set forth in Note 1, Notes to Consolidated Financial Statements in the Company's Form 10- KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.


2.     ACQUISITIONS AND DISPOSITIONS

The summary of acquisitions and dispositions of the Company set forth in Note 2, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at June 30, 1999 is as follows:

                                              June 30,1999
                                              ------------
Financial Position:
Current assets                                $    48,844
Property and equipment                              6,545
Other assets                                          744
                                              ------------
Total assets                                  $    56,133
                                              ============
Current liabilities(including
  due to the Company of $262,567)             $   327,708
Long-term obligations (a)                         122,700
Stockholders' deficiency                         (394,275)
                                              ------------
Total liabilities and stockholders'
  deficiency                                  $    56,133
                                              ============

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999

                                              Three Months
                                                 Ended
                                              June 30, 1999
                                              -------------
Results of Operations:
Revenues                                      $     61,707
Operating Expenses                                  58,614
                                              -------------
Net loss                                      $    ( 3,093)
                                              =============

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                                June 30   March 31
                                                 1999       1999
                                              ----------  --------
KTI, Inc.                                       $ 36,979  $ 34,708
Other equity investments in public entities       10,405    10,405
                                              ----------  --------
                                                $ 47,384  $ 45,113
                                              ==========  ========


Unrealized gains and losses for marketable equity securities at June 30, 1999 and March 31, 1999 are as follows:

                                  June 30, 1999          March 31, 1999
                              ---------------------  -------------------
                               Current  Non-Current  Current  Non-Current
                              --------  -----------  -------  -----------
Aggregate Cost                $      0  $    13,035   $    0  $    13,035

Aggregate Market Value        $      0  $    47,384   $    0  $    45,113

Gross Unrealized Gains        $      0  $    34,349   $    0  $    32,078

Gross Unrealized Losses       $      0  $         0   $    0  $         0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


4. NON-CURRENT RECEIVABLES

     Non-current receivables at June 30, 1999 and March 31, 1999 consisted of the following:

                                                         June 30      March 31
                                                           1999         1999
                                                       -----------  -----------
Assigned medical billings net of allowances of
which $304,915 of the unpaid is expected to be
collected during the current fiscal year.              $1,396,415   $1,354,362

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379      852,379
                                                       -----------  -----------
                                                        2,248,794    2,206,741
          Less Allowance for Uncollectible               (832,625)    (832,625)
                                                       -----------  -----------
                                                        1,416,169    1,374,116
          Less Current Portion                           (304,915)    (282,206)
                                                       -----------  -----------
                                                       $1,111,254   $1,091,910
                                                       ===========  ===========


5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 1999 and March 31, 1999 consisted of the following:

                                             June 30,     March 31,
                                   life        1999         1999
                                ----------  -----------  -----------
Machinery and Equipment         5-10 Years  $    6,730   $    3,701
Leasehold Improvements          5-10 Years         500          500
Furniture and Fixtures          5-10 Years     141,301      141,301
                                            -----------  -----------
                                               148,531      145,502
  Less Accumulated Depreciation               (123,962)    (119,958)
                                            -----------  -----------
                                            $   24,569   $   25,544
                                            ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


6. LONG-TERM DEBT

Long-term debt including accrued interest at June 30, 1999 and March 31, 1999 consisted of the following:

                                                         June 30     March 31
                                                           1999        1999
                                                       -----------  ----------
Non-related Parties (all unsecured):

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    13,818      16,043

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before October 1, 1999.                 157,068     153,461

Note payable of $87,500 principal plus accrued
Interest at 10%, on October 1, 1999.                       94,021      91,839

Note payable of $30,000 principal plus accrued
Interest at 10%, on October 1, 1999.                       30,690      30,092

Note payable of $10,500 principal plus accrued
Interest at 10%, on October 1, 1999.                       11,283      11,021

Note payable of $3,200 principal plus accrued
Interest at 10%, on October 1, 1999.                        3,438       3,359

Note payable of $3,200 principal plus accrued
Interest at 10%, on October 1, 1999.                        3,438       3,359
                                                       -----------  ----------
                                                          313,756     564,041
               Less Current Portion                      (309,498)   (547,999)
                                                       -----------  ----------
                                                       $    4,258   $  16,042
                                                       ===========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2000 - $309,498; 2001 - $4,258.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1999


7. STOCKHOLDERS' EQUITY

The discussion regarding stockholders' equity of the Company set forth in Note 8, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

8. INCOME TAXES

The discussion regarding income taxes of the Company set forth in Note 9, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

9. COMMITMENTS AND CONTINGENCIES

The discussion of commitments and contingencies of the Company set forth in Note 10, Notes to Consolidated Financial Statements in the Company's Form 10- KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.


10. RELATED PARTY TRANSACTIONS

The discussion of related party transactions of the Company set forth in Note 11, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.


11. ALLOWANCE FOR ENVIRONMENTAL LIABILITY

The discussion of environmental liabilities of the Company set forth in Note 12, Notes to Consolidated Financial Statements in the Company's Form 10-KSB (File No. 2-87738) for the fiscal year ended March 31, 1999, is incorporated herein by reference.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1999


Statements of Operations:

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues totaled $181,006 during the three months ended June 30, 1999, 70% lower than the $599,344 in revenues from the same quarter in the previous year. Realized gains from sale of securities were $0 for the current quarter compared to $409,670 in the prior year's first quarter. Management fees decreased by 9% to $165,021 this quarter compared to $181,135 from the same quarter in the previous year. Income from finance receivables increased from $7,673 during the three months ended June 30, 1998 to $15,440 for the current quarter. In the quarter ending June 30, 1996 the Company recouped its cost basis in these acquired receivables and began recognizing income on the collection of these receivables. Since these receivables are dated, the company does not expect a large return, therefore the income from finance receivables will probably remain low.

General and administrative expenses decreased by $14,833 to $194,340 in the current year's first fiscal quarter. Interest expense decreased by 28% from $10,093 for the three months ended June 30, 1998 to $7,299 for the current quarter due to decrease in notes payable.

Medfin Management Corp. contributed $165,021 in revenues during the current quarter and $134,385 in non-intercompany expenses during that same time frame. During the quarter ended June 30, 1998, Medfin's revenues were $181,135 and its non-intercompany expenses totaled $181,567. HLT Holding Corp. contributed the previously mentioned finance receivable income of $15,440 during the first three months of this fiscal year compared to $7,674 during the first fiscal quarter of last year. Non-intercompany expenses for HLT increased slightly to $5,282 during the current quarter from $4,391 during the quarter ended June 30, 1998.


Liquidity, Capital Resources and Income Taxes:

At June 30, 1999 cash amounted to $7,934, a 62% decrease from the cash balance of $20,677 at March 31, 1999. This cash was used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans from financial institutions.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1999


The Company is continually seeking to acquire businesses and may be in various stages of negotiations at any point in time which may or may not result in consummation of a transaction. To provide funding for such acquisitions it may take a number of actions including (i) selling of its existing investments (ii) use of available working capital (iii) seeking short or long term loans (iv) issuing stock. In addition, the Company may seek additional equity funds if needed. These sources of capital may be both conventional and non- traditional. The Company has no existing funding commitments and is presently under no contractual obligation to make any investment or acquisition.

At March 31, 1999, the Company had an operating tax loss carry forward of approximately $5,235,000.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1999


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 1999



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ Elliot Gerstenhaber                          DATE:  August 04, 1999
-----------------------
Secretary/Treasurer and
Principal Financial Officer