Form 10QSB
period 1999-09-30
LEHMAN T H & CO INC
filed 1999-11-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999
                             Commission file number
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

                                    4,742,720
       (Number of shares of common stock outstanding as of November 10, 1999)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
SEPTEMBER 30, 1999
(UNAUDITED)

INDEX

                                                                 Page
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Balance sheets at September 30, 1999
         and March 31, 1999                                       3-4

         Statements of operations and
         comprehensive income for the
         three months and six months
ended September 30, 1999                                   5

Statements of operations and
         comprehensive income for the
         three months and six months
ended September 30, 1998                                   6

         Statements of cash flows
         for the six months ended
         September 30, 1999 and 1998                              7-8

         Notes to consolidated
         financial statements                                    9-13

Item 2.  Management's Discussion and Analysis                   14-16


PART II. OTHER INFORMATION

Signatures                                                         17

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND MARCH 31, 1999


ASSETS
                                                 September 30  March 31
                                                    1999        1999
                                                 (Unaudited)  (Audited)
                                                 -----------  ----------
CURRENT ASSETS

Cash                                             $    (3,048) $   20,677
Accounts receivable                                    8,278       8,278
Prepaid expenses and other current assets              1,512       2,015
Current portion of non-current receivables
(Note 4)                                             329,594     282,206
                                                 -----------  ----------

TOTAL CURRENT ASSETS                                 336,336     313,176

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $128,835 at
  September 30, 1999 and $119,958 at March 31, 1999
  (Note 5)                                            19,696      25,544

OTHER ASSETS
Securities available for sale (Note 3)                29,524      45,113
Investments in non-public companies, at cost             500         500
Non-current receivables (Note 4)                   1,132,277   1,091,910
Deposits                                                 514         514
                                                 -----------  ----------

TOTAL OTHER ASSETS                                 1,162,815   1,138,037
                                                 -----------  ----------
TOTAL ASSETS                                     $ 1,518,847  $1,476,757
                                                 ===========  ==========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND MARCH 31, 1999


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 September 30  March 31
                                                    1999         1999
                                                 (Unaudited)   (Audited)
                                                 -----------  -----------
CURRENT LIABILITIES

Accounts payable                                 $  322,111   $  284,326
Accrued liabilities                                  49,310       49,033
Current portion of long-term debt (Note 6)          334,752      302,425
                                                 __________   __________

TOTAL CURRENT LIABILITIES                           706,173      635,784

LONG-TERM DEBT, less current portion
(Note 6)                                              1,720        6,749
                                                 -----------  -----------


          TOTAL LIABILITIES                         707,893      642,533

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at September 30, 1999 and March 31, 1999           47,427       47,427
Additional paid-in capital                        7,764,014    7,764,014
Accumulated other comprehensive income               16,489       32,078
Accumulated deficit                              (6,968,538)  (6,960,857)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          810,954      834,224
                                                 -----------  -----------
                                                 $1,518,847   $1,476,757
                                                 ===========  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1999

                                               Three months  Six months
                                                  ended        ended
                                               September 30  September 30
                                                    1999         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
REVENUES
Management fees, net of allowances               $  164,701   $  329,722
Income from finance receivables                           0       15,440
Miscellaneous income                                      0          545
                                                -----------  -----------

TOTAL REVENUES                                      164,701      345,707

OPERATING EXPENSES
Selling, general and administrative                 144,327      338,667
Interest expense                                      7,422       14,721
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            151,749      353,388
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                    12,952       (7,681)

PROVISION FOR INCOME TAXES (Note 8)                       0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                    12,952       (7,681)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                (17,860)     (15,590)
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (17,860)     (15,590)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $   (4,908)  $  (23,271)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720    4,742,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $     0.00   $     0.00
                                                 ===========  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998

                                               Three months  Six months
                                                  ended        ended
                                                September 30  September 30
                                                    1998         1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
REVENUES
Management fees, net of allowances               $  162,638   $  343,773
Income from finance receivables                       5,666       13,340
Interest and dividends                                1,669        2,534
Realized gain from sales of securities for sale           0      409,670
                                                -----------  -----------

TOTAL REVENUES                                      169,973      769,317

OPERATING EXPENSES
Selling, general and administrative                 192,360      401,533
Interest expense                                      5,606       15,699
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            197,966      417,232
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (27,993)     352,085

PROVISION FOR INCOME TAXES (Note 8)                       0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                   (27,993)      352,085

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                (27,930)       57,835
Less:  reclassification adjustment
  for gains included in net income                        0      (409,670)
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (27,930)     (351,835)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $  (55,923)  $       250
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,742,720    4,742,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.01)   $     0.07
                                                 ===========  ===========

See accompanying Notes to Consolidated Financial Statements



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                 September 30 September 30
                                                     1999         1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $   (7,681)  $  352,085
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         8,877      12,978
Realized gain from sales of securities
  available for sale                                      0    (409,670)
    Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                   0     (75,881)
    Prepaid expenses and other current assets           503       1,591
    Increase (decrease) in:
    Accounts payable                                 37,785       24,200
    Accrued liabilities                              14,087     (157,440)
    Estimated environmental liability                     0       (5,404)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               53,571     (257,541)
                                                 -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (329,722)    (343,773)
  Collection of notes receivable                    241,968      399,412
  Deposits and certificates of deposit                    0        1,000
  Proceeds from sale
   of securities available for sale                       0      530,223
  (Purchase)disposal of property and equipment       (3,029)        (217)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                              (90,783)     586,645
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                          0      (40,000)



See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS CONTINUED
SIX MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998


                                                 September 30 September 30
                                                     1999        1998
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
Proceeds of long-term debt                           18,000            0
Repayment of long-term debt                          (4,513)    (268,824)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                               13,487     (308,824)
                                                 -----------  -----------

INCREASE (DECREASE)IN CASH                          (23,725)      20,280

CASH - BEGINNING                                     20,677       24,123
                                                 -----------  -----------

CASH - END                                       $   (3,048)   $  44,403
                                                 ===========  ===========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $      804   $   74,240
                                                 ===========  ===========
  Income Taxes                                   $        0   $        0
                                                 ===========  ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

Effective October 1, 1996, the investment in HPB including advances to HPB will be accounted for under the equity method. The summarized financial information of HPB at September 30, 1999 is as follows:

                                              September 30,1999
                                              ------------
Financial Position:
Current assets                                $    52,846
Property and equipment                              4,451
Other assets                                          744
                                              ------------
Total assets                                  $    58,041
                                              ============
Current liabilities(including
  due to the Company of $262,567)             $   336,340
Long-term obligations (a)                         122,700
Stockholders' deficiency                         (400,999)
                                              ------------
Total liabilities and stockholders'
  deficiency                                  $    58,041
                                              ============

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999

                                               Six Months
                                                 Ended
                                            September 30, 1999
                                              -------------
Results of Operations:
Revenues                                      $    122,551
Operating Expenses                                 126,181
                                              -------------
Net loss                                      $    ( 3,630)
                                              =============

(a) Certain creditors of HPB are also creditors of the Company.


3.     SECURITIES AVAILABLE FOR SALE

                                              September 30 March 31
                                                 1999       1999
                                              ----------  --------
KTI, Inc.                                       $ 20,275  $ 34,708
Other equity investments in public entities        9,249    10,405
                                              ----------  --------
                                                $ 29,524  $ 45,113
                                              ==========  ========


Unrealized gains and losses for marketable equity securities at September 30, 1999 and March 31, 1999 are as follows:

                                September 30, 1999     March 31, 1999
                              ---------------------  -------------------
                               Current  Non-Current  Current  Non-Current
                              --------  -----------  -------  -----------
Aggregate Cost                $      0  $    13,035   $    0  $    13,035

Aggregate Market Value        $      0  $    29,524   $    0  $    45,113

Gross Unrealized Gains        $      0  $    16,489   $    0  $    32,078

Gross Unrealized Losses       $      0  $         0   $    0  $         0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


4. NON-CURRENT RECEIVABLES

     Non-current receivables at September 30, 1999 and March 31, 1999 consisted of the following:

                                                       September 30   March 31
                                                           1999         1999
                                                       -----------  -----------
Assigned medical billings net of allowances of
which $329,594 of the unpaid is expected to be
collected during the current fiscal year.              $1,442,117   $1,354,362

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances is expected to be collected
during the current fiscal year.                           852,379      852,379
                                                       -----------  -----------
                                                        2,294,496    2,206,741
          Less Allowance for Uncollectible               (832,625)    (832,625)
                                                       -----------  -----------
                                                        1,461,871    1,374,116
          Less Current Portion                           (329,594)    (282,206)
                                                       -----------  -----------
                                                       $1,132,277   $1,091,910
                                                       ===========  ===========


5. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 1999 and March 31, 1999 consisted of the following:

                                            September 30, March 31,
                                   life        1999         1999
                                ----------  -----------  -----------
Machinery and Equipment         5-10 Years  $    6,730   $    3,701
Leasehold Improvements          5-10 Years         500          500
Furniture and Fixtures          5-10 Years     141,301      141,301
                                            -----------  -----------
                                               148,531      145,502
  Less Accumulated Depreciation               (128,835)    (119,958)
                                            -----------  -----------
                                            $   19,696   $   25,544
                                            ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


6. LONG-TERM DEBT

Long-term debt including accrued interest at September 30, 1999 and March 31, 1999 consisted of the following:

                                                       September 30  March 31
                                                           1999        1999
                                                       -----------  ----------
Non-related Parties (all unsecured):

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                    11,529      16,043

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before October 1, 1999.                 160,714     153,461

Note payable of $87,500 principal plus accrued
Interest at 10%, on October 1, 1999.                       96,226      91,839

Note payable of $30,000 principal plus accrued
Interest at 10%, on October 1, 1999.                       31,295      30,092

Note payable of $10,500 principal plus accrued
Interest at 10%, on October 1, 1999.                       11,547      11,021

Note payable of $3,200 principal plus accrued
Interest at 10%, on October 1, 1999.                        3,519       3,359

Note payable of $3,200 principal plus accrued
Interest at 10%, on October 1, 1999.                        3,519       3,359

Note payable of $18,000 principal plus accrued
Interest at 10%, on March 1, 2000.                         18,123           0
                                                       -----------  ----------
                                                          336,472     309,174
               Less Current Portion                      (334,752)   (302,425)
                                                       -----------  ----------
                                                       $    1,720   $   6,749
                                                       ===========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2000 - $334,752; 2001 - $1,719.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1999


Statements of Operations:

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenues totaled $164,701 during the three months ended September 30, 1999, 3% lower than the $169,973 in revenues from the same quarter in the previous year. Income from finance receivables decreased from $5,666 during the three months ended September 30, 1998 to $0 for the current quarter. In the quarter ending June 30, 1996 the Company recouped its cost basis in these acquired receivables and began recognizing income on the collection of these receivables. Since these receivables are dated, the company does not expect a large return, therefore the income from finance receivables will probably remain low.

General and administrative expenses decreased by $48,033 to $144,327 in the current year's first fiscal quarter.

Medfin Management Corp. contributed $164,702 in revenues during the current quarter and $134,216 in non-intercompany expenses during that same time frame. During the quarter ended September 30, 1998, Medfin's revenues were $162,638 and its non-intercompany expenses totaled $165,941.


Liquidity, Capital Resources and Income Taxes:

At September 30, 1999 cash amounted to ($3,048), a 115% decrease from the cash balance of $20,677 at March 31, 1999. This cash was used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable, as well as loans from financial institutions.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1999


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

The Company purchased a medical practice management system (including software, hardware needed to utilize the system, licensing, training and support) for approximately $30,000 in 1996. This system is specifically designed for the management of medical practices, which accounts for approximately 75% of the Company's revenue. The version of the system the Company owns is not Year 2000 compliant. However the vendor of this system has an updated version that is fully Year 2000 compliant available, which can convert the existing data. The cost of the upgrade is $13,000 including new hardware needed to utilize the system. The Company plans to purchase and install the upgrade no later than October 1999.

The Company's financial statements are produced by the management company of T.H. Lehman & Co., Inc. which uses a licensed financial and general ledger software program which is currently Year 2000 compliant.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1999


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 1999



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ Elliot Gerstenhaber                          DATE:  November 11, 1999
-----------------------
Secretary/Treasurer and
Principal Financial Officer