Form 10KSB
period 2000-03-31
LEHMAN T H & CO INC
filed 2000-06-28
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 2000.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $605,521.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $493,619 as of June 15, 2000.

                                  4,742,720
                                  _________
        (Number of shares of common stock outstanding as of June 15, 2000)

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

HLT Holding Corporation has, purchased one accounts receivable portfolio that was derived from medical services provided to plaintiffs, an August 1992 transaction consisting of gross account balances of $2,639,010. Consideration given amounted to $250,000 cash and $500,000 in notes payable. Gross collections through March, 2000 amounted to $863,592 and write-offs totaled $1,283,299 leaving a balance of $492,119 face value with an expected nominal realization.


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

ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank, California under an operating lease that expires on October 31, 2000. Monthly rental payments are $7,559, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There has not been an annual meeting held since November 1991.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)       Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2000 are as follows:

For the Quarter Ended               High                     Low

        June 30, 1998                        1/2                      1/2
        September 30, 1998                   1/2                      1/2
        December 31, 1998                    1/2                      1/2
        March 31, 1999                       1/2                      1/2

        June 30, 1999                        1/8                      1/8
        September 30, 1999                   1/8                      1/8
        December 31, 1999                    1/8                      1/8
        March 31, 2000                       1/8                      1/8

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

On August 15, 1994, the Company was delisted from the NASDAQ Small Cap Market as a result of failing to timely file the annual report.

b)   Number of Holders of Common Stock

As of June 15, 2000 the Company had approximately 138 shareholders of record. Cede & Co. was the registered holder of 965,600 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)   Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2000.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31, 1999

Revenues totaled $605,521 during the fiscal year ended March 31, 2000, 45% lower than the prior year's revenues of $1,106,404. The gain on investments decreased to $0 from the previous year's $447,589 when there had been a gain attributed to sales of its investment in KTI, Inc. to settle certain notes and accounts payable. Income from Finance Receivables also decreased 40% due to decreased collections on past receivables. Interest expense increased $56,343 from the prior years $34,637 due to an increase in notes payable. General and Administrative expenses decreased 40% to $681,920 mainly due to Uncollectible accounts expense decreasing and lower employee expenses.

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


Liquidity, Capital Resources and Income Taxes

At March 31, 2000 cash amounted to $9,081, 56% less than the cash balance of $20,677 at March 31, 1999.

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

At March 31, 2000, the Company had an operating tax loss carryforward of approximately $5,365,000.

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

 (See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                     Age              Director Since              Position

Dibo Attar               60                1988                       Director
Elliot Gerstenhaber      54                1996   Director/Secretary/Treasurer
Richard Farkas           74                1996                       Director

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2000, 1999, and 1998.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
 N/A                              2000        $     0        $     0
 N/A                              1999        $     0        $     0
 Edmond C. Nagel, President       1998        $45,833        $     0

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

At the time of adoption of the Plan the Company issued ten-year Stock Options with an exercise price at $1.50 to purchase 350,000 shares of which 350,000 shares were issued to officers, a consultant and directors. At the date of the award the high bid price of the Common Stock was $.75. All outstanding employee options are exercisable at $1.50 per share and all are non-incentive options. 60,000 options were granted during the year ended March 31, 1993 at exercise prices ranging from $1.50 to $2.00 per share expiring through 2000. 105,000 options were granted during the fiscal year ended March 31, 1995 at exercise prices of both $1.50 per share and $2.00 per share which expires in five years. No options were granted during the fiscal year ended March 31, 1996, 1997, 1998, 1999 and 2000.

Following is a list of all stock options granted:

                        Number of        When         Exercise     Current
     Name               Options         Issued         Price      Status
Julio Henriquez         100,000          1990          $1.50      Canceled
Edmond Nagel            100,000          1990          $1.50      Outstanding
Charles Olson, Jr.       50,000          1990          $1.50      Canceled
Ivor Braka               25,000          1990          $1.50      Canceled
Vincent Galano, Sr.      50,000          1990          $1.50      Canceled
Rodolfo Oeschslin        25,000          1990          $1.50      Canceled
Lee R. Mathis             5,000          1992          $1.90      Expired
Mark S. Cox              20,000          1992          $2.00      Canceled
Murray Husarsky          20,000          1992          $2.00      Expired
Brenda Heartfield        10,000          1992          $1.50      Expired
Julio Henriquez           5,000          1993          $2.00      Expired
Linda Carroll            10,000          1994          $1.50      Expired
Ramanathan Prakash       10,000          1994          $2.00      Expired
Russell Molina            5,000          1994          $2.00      Expired
Allen Goldstone          15,000          1994          $2.00      Expired
Sandy Schwartz           15,000          1994          $2.00      Expired
Brenda Heartfield        50,000          1994          $1.50      Expired
                       ---------
Total Issued            515,000
Less Canceled Shares   (270,000)
Less Expired           (145,000)
                       ---------
Total Outstanding       100,000
                       =========

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 15, 2000:


Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Monahan Corporation, N.V.   (4)
          Landhuis Joonchi                   916,840                19.3%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (4)
          Landhuis Joonchi                   281,383                 5.9%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Canc. Molo II                  985,800                20.8%
          CH-6501
          Bellinzona, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                12.6%
          4900 Woodway, Suite 650
          Houston, TX 77056

          The Bridge Fund N.V.        (4)
          Landhuis Joonchi                   529,893                11.2%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles


(b) Security Ownership of Management

          Dibo Attar              (1) (2)         -0-

          Elliot Gerstenhaber                     -0-

          Richard Farkas                          -0-

          Edmond Nagel                (3)    195,601                4.1%


          Directors and Officers
          as Group 5 persons               3,507,681               73.9%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2000 and March 31, 1999, the Company incurred management fees for facilities and services provided by GTD Capital Holdings
Management Company in the amount of $79,200 and $79,200 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

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


Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and information furnished by the reporting persons, each officer, director and 10% stockholder of the Company was in compliance with all reporting requirements under Section 16(a) for the year ended March 31, 2000.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
           As of March 31, 2000 and 1999
Consolidated Statements of Operations
          Years Ended March 31, 2000 and 1999
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 2000 and 1999
Consolidated Statements of Cash Flows
          Years Ended March 31, 2000 and 1999
Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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

Date: June 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                 Date



/s/ Dibo Attar              (Acting Principal            June 28, 2000
Dibo Attar                 Executive Officer)


/s/ Elliot Gerstenhaber     Secretary/Treasurer          June 28, 2000
Elliot Gerstenhaber       (Principal Accounting &
                             Financial Officer)


/s/ Dibo Attar                 Director                  June 28, 2000
Dibo Attar

/s/ Elliot Gerstenhaber        Director                  June 28, 2000
Elliot Gerstenhaber


/s/ Richard P. Farkas          Director                  June 28, 2000
Richard P. Farkas

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                          F-2

Consolidated Balance Sheets
           As of March 31, 2000 and 1999                               F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
          Years Ended March 31, 2000 and 1999                          F-4

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 2000 and 1999                          F-5

Consolidated Statements of Cash Flows
          Years Ended March 31, 2000 and 1999                          F-6

Notes to Consolidated Financial Statements                             F-7

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2000 and 1999, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA


Los Angeles, California
June 28, 2000

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND MARCH 31, 1999

                                ASSETS

                                                          2000        1999
                                                       ----------  ----------
CURRENT ASSETS

Cash                                                   $    9,081  $   20,677
Accounts receivable                                             0       8,278
Prepaid expenses and other current assets                       0       2,015
Current portion of non-current receivables
(Note 4)                                                  275,023     282,206
                                                       ----------  ----------

TOTAL CURRENT ASSETS                                      284,104     313,176

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $138,581 at
  March 31, 2000 and $119,958 at March 31, 1999
  (Note 5)                                                  9,950      25,544

OTHER ASSETS
Securities available for sale (Notes 3 and 10)          1,265,770      45,113
Investments in non-public companies (Note 10)             833,659         500
Non-current receivables (Note 4)                        1,080,933   1,091,910
Deposits                                                    6,514         514
                                                       ----------  ----------

TOTAL OTHER ASSETS                                      3,186,786   1,138,037
                                                       ----------  ----------
TOTAL ASSETS                                           $3,480,930  $1,476,757
                                                       ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $  308,631  $  284,326
Accrued liabilities                                       136,408      49,033
Current portion of long-term debt (Note 6)              1,987,265     302,425
                                                        ---------    --------

TOTAL CURRENT LIABILITIES                               2,432,304     635,784

LONG-TERM LIABILITIES

Long-term debt, less current portion
(Note 6)                                                  310,826       6,749
                                                        ---------    --------

TOTAL LONG-TERM LIABILITIES                               310,826       6,749

          TOTAL LIABILITIES                             2,743,130     642,533

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at March 31, 2000 and 1999                               47,427      47,427
Additional paid-in capital                              7,764,014   7,764,014
Unrealized gain on investments                             68,396      32,078
Accumulated deficit                                    (7,093,599) (6,960,857)
Treasury stock at cost - 25,000 shares                    (48,438)    (48,438)
                                                        ---------  -----------

TOTAL STOCKHOLDERS' EQUITY                                737,800     834,224
                                                        ---------  -----------
                                                       $3,480,930 $ 1,476,758
                                                     ============  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                          2000        1999
                                                        ---------   --------
REVENUES
Management and billing fees, net of
  allowances                                           $  589,105  $  629,371
Income from finance receivables                            15,440      25,835
Interest and dividends                                          0       3,608
Realized gain from sales of securities
  available for sale                                            0     447,589
Miscellaneous income                                          976           0
                                                       ----------   ---------

TOTAL REVENUES                                            605,521   1,106,404
OPERATING EXPENSES
Selling, general and administrative                       681,920   1,128,269
Interest expense                                           56,343      34,637
                                                       ----------   ----------

TOTAL OPERATING EXPENSES                                  738,263   1,162,906
                                                        ---------   ----------

LOSS BEFORE INCOME TAXES                               (  132,742) (   56,502)

PROVISION FOR INCOME TAXES (Note 8)                             0           0
                                                       ----------     --------

NET LOSS                                              (   132,742) (   56,502)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                       36,317      97,695
Less: reclassification adjustment for
      Gain included in net income                               0  (  447,589)
                                                       ----------  -----------

TOTAL OTHER COMPREHENSIVE INCOME                           36,317  (  349,894)
                                                       ----------  -----------

COMPREHENSIVE INCOME (LOSS)                           ($   96,425)($  406,396)
                                                      ===========  ===========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      4,717,720   4,717,720
                                                     ============  ===========

BASIC LOSS PER COMMON SHARE                           ($     0.03)($     0.01)
                                                      ============  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999
BALANCE

   Common Stock                           Unreal.     Treasury Stock
 ________________ Additional              Gain on     --------------
  Shares           Paid-in   Accumulated  Sec Avail.  for Shares
  Issued   Amount  Capital     Deficit    for sale  Held    Amount     Total
--------- ------- ---------- ------------ -------  ------ --------- -----------

4,742,720 $47,427 $7,764,014 ($6,904,355)$376,894  25,000 ($48,438) $1,235,542

Unrealized gain on securities
  available for sale:                    (344,816)                    (344,816)


Net loss                         (56,502)                              (56,502)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 1999:

4,742,720 $47,427 $7,764,014 ($6,960,857) $32,078  25,000 ($48,438)   $834,224
--------- ------- ---------- ------------ -------  ------ --------- -----------

Unrealized gain on securities
  available for sale                       36,318                       36,318


Net loss                        (132,742)                             (132,741)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 2000:

4,742,720 $47,427 $7,764,014 ($7,093,599)$ 68,396  25,000 ($48,438) $  737,800
========= ======= ========== ============ =======  ====== ========= ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                                          2000        1999
                                                       --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              ($  132,742)($   56,502)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                              18,623      45,336
Provision for bad debts                                    75,000     264,084
Realized gain from sales of securities avaiable
   for sale                                                     0    (447,589)
Loss on Disposition of Assets                                   0       1,413
Deposits (paid) received                                   (6,000)          0
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                     8,278         929
    Prepaid expenses and other current assets               2,015       1,608
    Increase (decrease) in:
    Accounts payable                                       24,305     (12,203)
    Accrued liabilities                                   177,597    (149,908)
    Estimated environmental liability                           0     (43,235)
                                                        ---------     --------
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                                    167,076    (396,067)
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in 50% owned corporation                           0      (7,500)
  Loans made evidenced by notes receivable               (594,808)   (629,371)
  Collection of notes receivable                          537,968     647,516
  Acquisition of investments in non-public companies     (833,659)          0
  Acquisition of securities available for sale         (1,219,166           0
  Deposits and certificates of deposits                         0      81,000
  Proceeds from sale of securities
    available for sale                                          0     580,700
  Proceeds from sales of investments
    in non-public companies                                     0           0
  Acquisition of property and equipment                    (3,029)      3,381
                                                         ---------   --------
NET CASH USED IN
  INVESTING ACTIVITIES                                 (2,112,694)    675,726
                                                       -----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                                0     (40,000)
  Proceeds of long-term debt                            1,953,816      30,000
  Repayment of long-term debt                             (19,794)   (273,104)
                                                        ----------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES               1,934,022    (283,104)
                                                        ----------  ---------

INCREASE (DECREASE)IN CASH                                (11,596)     (3,446)
CASH - BEGINNING                                           20,677      24,123
                                                       ----------   ---------

CASH - END                                             $    9,081  $   20,677
                                                       ==========   =========

CASH PAID DURING THE PERIODS FOR:

  Interest                                             $    1,341  $  135,259
                                                       ==========   =========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2000 AND 1999


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

Securities - Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Marketable securities not classified as either investment securities (which are held to maturity) or trading securities are classified as securities available for sale and reported at fair value, with unrealized gains and losses affecting comprehensive income and reported in a separate component of stockholders' equity. Average cost is used to determine cost when calculating realized gains or losses from sales of securities available for sale.

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

Stock-Based Compensation - The Company elected to account for employee stock options based on the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".

Basic Loss Per Share - Basic loss per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Recent Accounting Pronouncements - The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in fiscal year ended March 31, 1999. Components of comprehensive income for the Company include items such as net income and changes in the value of available-for-sale securities. SFAS No. 131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. The company only has one segment, the medical business management.

2.     ACQUISITIONS AND DISPOSITIONS

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2000 and March 31, 1999 is as follows:

                                                 March 31, 2000 March 31,1999
                                                 -------------- -------------
Financial Position:
Current Assets                                         $   62,927  $   43,578

Property and equipment                                      1,080       9,466
                                                        ---------  ----------
Total assets                                           $   64,007  $   53,044
                                                        =========   =========
Current liabilities(including
  due to the Company of $262,567)                      $  339,719  $  327,712
Long-term obligations (a)                                 122,700     122,700
Stockholders' deficiency                                 (398,412)   (397,368)
                                                        ---------   ----------
Total liabilities and stockholders'
  deficiency                                           $   64,007  $   53,044
                                                        =========   ==========

Results of Operation:
Revenues                                               $  254,615  $  190,642
Operating Expenses                                        255,658     218,609
                                                        ---------   ---------
Net loss                                               $  ( 1,043) $  (27,967)
                                                        =========   =========

(a) Certain creditors of HPB are also creditors of the Company.

3.     SECURITIES AVAILABLE FOR SALE

                                                          2000         1999
                                                        ---------   ---------
Casella Waste Systems, Inc.  (formerly KTI, Inc.)      $    9,926  $   34,708

KSW, Inc.                                                  21,966      10,405

KSW, Inc.                                                  14,250           0

KSW, Inc.                                                 254,917           0

Netsmart Technologies, Inc                                 14,711           0

OptiSystems Solutions, Ltd.                               950,000           0
                                                        ---------   ---------
                                                       $1,265,770  $   45,113
                                                        =========   =========

Unrealized gains and losses for marketable equity securities at March 31, 2000 and 1999 are as follows:

                                     2000                       1999
                              ---------------------      ---------------------
                               Current  Non-Current       Current  Non-Current

Aggregate Cost                $ 1,083,416 $   13,035     $      0    $ 13,035

Aggregate Market Value        $ 1,233,878 $   31,892     $      0    $ 45,113

Gross Unrealized Gains        $   150,462 $   18,857     $      0    $ 32,078

Less: Portion to Note Holders $   102,187 $        0     $      0    $      0

Add:  Unrealized Gain in
      Non-public companies    $     1,264 $        0     $      0    $      0

Net Unrealized Gains          $    49,540 $   18,857     $      0    $ 32,078

4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 2000 and March 31, 1999 consisted of the following:

                                                          2000        1999
                                                      -----------  -----------

Assigned medical billings net of allowances of
which $275,023 of the unpaid is expected to be
collected during the current fiscal year.             $1,411,202   $1,354,362

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances are expected to be collected
during the current fiscal year, nor is interest
being accrued.                                           852,379      852,379
                                                      -----------  -----------

                                                       2,263,581    2,206,741
          Less Allowance for Uncollectible              (907,625)    (832,625)
                                                      -----------  -----------
                                                       1,355,956    1,374,116
          Less Current Portion                          (275,023)    (282,206)
                                                      -----------  -----------
                                                      $1,080,933   $1,091,910
                                                      ===========  ===========
5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2000 and March 31, 1999 consisted of the following:

                                Life                   2000         1999
                                                   -----------  ----------

Machinery and Equipment       5-10 Years           $    6,730   $   3,701
Leasehold Improvements        5-10 Years                  500         500
Furniture and Fixtures        5-10 Years              141,301     141,301
                                                   -----------  ----------
                                                      148,531     145,502
         Less Accumulated Depreciation               (138,581)   (119,958)
                                                   -----------  ----------
                                                   $    9,950   $  25,544
                                                   ===========  ==========


6. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2000 and March 31, 1999 consisted of the following:

                                                           2000        1999
                                                        -----------  ----------
Related Party:

Note payable of $12,000 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)              12,155           0

Note payable of $214,666 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)             217,442           0

Note payable of $856,250 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)             867,323           0

Note payable of $252,901 principal plus accrued
interest at 8%, all due on March 14, 2001 for
acquisition of certain non-public shares. (Note 10)         253,844           0

Note payable of $575,699 principal plus accrued
interest at 8%, all due on January 3, 2001 for
acquisition of certain non-public shares. (Note 10)         586,802           0

Non-related Parties (all unsecured):

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                      6,749       16,043

Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 2001.                 167,965     153,462

Note payable of $87,500 principal plus accrued
interest at 10%, all due on October 1, 2001.               100,613      91,839

Note payable of $40,500 principal plus accrued
interest at 8%, all due on October 1, 2001.                 44,571      30,092

Note payable of $10,500 principal plus accrued
interest at 10%, all due on October 1, 2001.                     0      11,021

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 2001.                 3,680       3,359

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 2001.                 3,680       3,359

Note payable of $31,800 principal plus accrued
interest at 10%, all due on October 1, 2001.                33,267           0
                                                        -----------  ----------
                                                         2,298,091     309,174
               Less Current Portion                     (1,987,265)   (302,425)
                                                        -----------  ----------
                                                         $ 310,826   $   6,749
                                                        ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2001 - $1,987,265; 2002 - $310,826.

7. STOCKHOLDERS' EQUITY

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options will be granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. Options granted may either be incentive stock options, pursuant to which the recipient receives tax benefits, or non-incentive stock options. At the time of the adoption of the 1990 Plan, the Company issued ten-year non-incentive stock options with an exercise price of $1.50 to purchase 350,000 shares of which 250,000 shares (100,000 shares canceled in 1993; 40,000 shares expired in 1994; 10,000 shares cancelled in 1997) were issued to the officers of the Company, 50,000 shares (cancelled in 1997) were issued to the directors of the Company, and 50,000 shares (cancelled in 1997)were issued to a consultant who was formerly an officer of the Company.
At March 31,  2000,  100,000 of the  options are still outstanding.

In June, 1994, the Company issued 105,000 additional options which are exercisable at prices ranging from $1.50 to $2.00 per share for five years. At March 31, 2000, all of these options have expired.


8. INCOME TAXES

At March 31,  2000,  for  income  tax  reporting  purposes,  the  Company  has a consolidated net operating loss carryforward of approximately $5,365,000 available to reduce future taxable income, if any, expiring through 2014. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring October 31, 2000. Minimum annual future rentals on each of the years ending March 31 are as follows: 2001 - $52,913.

Rent expense amounted to $95,243 and $93,017 for the years ended March 31, 2000 and 1999, respectively.

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

10. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder and director of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $79,200 and $79,200 for the years ended March 31, 2000 and 1999, respectively.

During the first quarter of 2000 the Company entered into a series of transactions with various entities controlled by its major shareholder. Under these transactions, the Company acquired shares of two publicly traded companies and two private companies for temporary investment purposes only. These shares were acquired at the fair market value at the date of the acquisition. The fair market value for the publicly traded shares was calculated at the then quoted per share price. The privately held shares were value based on the percentage of the company acquired multiplied by the estimated net book value of the company acquired.

The company acquired these shares by issuing 8% interest bearing unsecured notes. Under the terms of the notes the Company is to repay the notes upon the earliest occurrence of either one year or upon the sale of the respective shares as follows:

    If upon sale of the shares the Company will pay all principal, accrued interest and 75% of the gain from the sale of the respective shares.

    If the Company does not sell the shares, after one year it will exchange the shares held for all amounts due under the respective notes even if the then value of the shares are less than the outstanding amounts due, including accrued interest.

The shares acquired consist of 113,333 shares of KSW, Inc. for $226,666; 100,000 shares of Optisystems Solutions, Ltd. for $856,250; 536,158 shares of Canada Wood Holdings, Inc. for $575,698.58; and 175 shares of Commercial Bancshares, Inc. for $252,901.25.

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's directors and principal stockholders being a consultant to these entities.