Form 10QSB
period 2000-06-30
LEHMAN T H & CO INC
filed 2000-08-14
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                             Commission file number
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

                             Common Stock, $.01 Par.
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    4,717,720
      (Number of shares of common stock outstanding as of August 03, 2000)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         June 30, 2000 and March 31, 2000                                2

         Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         June 30, 2000 and 1999                                          3

         Consolidated condensed statements of
         cash flows for the three months ended
         June 30, 2000 and 1999                                        3-4

         Notes to consolidated condensed
         financial statements                                            4

Item 2.  Management's Discussion and Analysis                            5

PART II. OTHER INFORMATION

Signatures                                                               6

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2000 AND MARCH 31, 2000


ASSETS
                                                  June 30     March 31
                                                    2000        2000
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  ----------
CURRENT ASSETS

Cash                                             $    41,352  $    9,081
Accounts receivable                                   13,063           0
Current portion of non-current receivables           241,346     275,023
                                                 -----------  ----------

TOTAL CURRENT ASSETS                                 295,761     284,104

PROPERTY AND EQUIPMENT                                 5,077       9,950

OTHER ASSETS
Securities available for sale                      1,584,867   1,265,770
Investments in non-public companies                  833,659     833,659
Non-current receivables                            1,052,245   1,080,933
Deposits                                               6,514       6,514
                                                 -----------  ----------

TOTAL OTHER ASSETS                                 3,477,285   3,186,876
                                                 -----------  ----------
TOTAL ASSETS                                     $ 3,778,123  $3,480,930
                                                 ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  309,019   $  308,631
Accrued liabilities                                 237,460      136,408
Current portion of long-term debt                 2,284,054    1,987,265
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                         2,830,533    2,432,304

LONG-TERM DEBT, less current portion                289,958      310,826
                                                 -----------  -----------


          TOTAL LIABILITIES                       3,120,491    2,743,130

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  5,000,000 shares, issued 4,742,720 shares
  at June 30, 2000 and March 31, 2000                47,427       47,427
Additional paid-in capital                        7,764,014    7,764,014
Accumulated other comprehensive income               89,453       68,396
Accumulated deficit                              (7,194,824)  (7,093,599)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          657,632      737,800
                                                 -----------  -----------
                                                 $3,778,123   $3,480,930
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                   June 30      June 30
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
REVENUES
Management fees, net of allowances               $  132,634   $  165,021
Income from finance receivables                           0       15,440
Interest and dividends                                2,100            0
Miscellaneous income                                     15          545
                                                -----------  -----------

TOTAL REVENUES                                      134,749      181,006

OPERATING EXPENSES
Selling, general and administrative                 187,657      194,340
Interest expense                                     48,318        7,299
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            235,975      201,639
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (101,226)     (20,633)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (101,226)     (20,633)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                 21,057       99,966
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)              21,057       99,966
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $  (80,169)  $   79,333
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,717,720    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.02)   $   (0.00)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                   June 30      June 30
                                                     2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (101,226)  $  (20,633)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         4,873        4,004
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                             (13,063)           0
    Prepaid expenses and other current assets             0          140
    Value of marketable securities                 (103,210)           0
    Increase (decrease) in:
    Accounts payable                                    389       21,476
    Accrued liabilities                             170,391       29,576
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              (41,846)      34,563
                                                 -----------  -----------

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

                                                   June 30      June 30
                                                     2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (132,634)    (165,021)
  Collection of notes receivable                    195,000      122,968
  Acquisition of securities available for sale     (215,887)           0
 (Purchase) disposal of property and equipment            0       (3,029)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                             (153,521)     (45,082)
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                          234,387            0
Repayment of long-term debt                          (6,749)      (2,224)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                              227,638       (2,224)
                                                 -----------  -----------

INCREASE (DECREASE)IN CASH                           32,271      (12,743)

CASH - BEGINNING                                      9,081       20,677
                                                 -----------  -----------

CASH - END                                       $   41,352   $    7,934
                                                 ===========  ===========

CASH PAID DURING THE PERIODS FOR:

  Interest                                       $        0   $      434
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2000


1.     COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjuction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2000 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2000 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

2.     RELATED  PARTY  TRANSACTION

During May 2000, the Company acquired 184,000 shares of United Media Limited, a publicly traded company, for $215,887 under a one year 8% note from an entity controlled by a major shareholder for investment purposes. 75% of the increase in value of the acquired shares when liquidated by the Company is due the note holder. At the end of the term of the note the Company may return the shares in full settlement of the outstanding balance and accrued interest.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2000


Statements of Operations:

Three  Months  Ended  June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues totaled $134,749 during the three months ended June 30, 2000, 26% lower than the $181,006 in revenues from the same quarter in the previous year. Management fees decreased to $132,634 from $165,021 due to less patient activity. Income from finance receivables decreased from $15,440 during the three months ended June 30, 1999 to $0 for the current quarter due to the liquidation of these type of receivables as of last year.

Interest expense increased from $7,299, for the three months ended June 30, 1999, to $48,318 for the three months ended June 30,2000. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies as described in Note 10 above.

Liquidity,  Capital  Resources  and  Income  Taxes:

At June 30, 2000 cash amounted to $41,352, an increase of $32,271 from the cash balance of $9,081 at March 31, 2000. This cash will be used to fund operations.


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

At March 31, 2000, the Company had an operating tax loss carry forward of approximately $5,365,000.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2000



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES




/s/ Elliot Gerstenhaber                                 DATE:  August 14, 2000
-----------------------
Secretary/Treasurer and
Principal Financial Officer