Form 10QSB
period 2000-09-30
LEHMAN T H & CO INC
filed 2000-11-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000
                             Commission file number
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

                             Common Stock, $.01 Par.
                            Preferred Stock, $.01 Par.
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    4,717,720
      (Number of shares of common stock outstanding as of October 06, 2000)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         September 30, 2000 and March 31, 2000                           3

         Consolidated condensed statements of
         operations and comprehensive
         income six months ended
         September 30, 2000 and 1999                                     4

         Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         September 30, 2000 and 1999                                   4-5

         Consolidated condensed statements of
         cash flows for the six months ended
         September 30, 2000 and 1999                                   5-6

         Notes to consolidated condensed
         financial statements                                            6


Item 2.  Management's Discussion and Analysis                            7

PART II. OTHER INFORMATION

Signatures                                                               8

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000 AND MARCH 31, 2000


ASSETS
                                                September 30  March 31
                                                    2000        2000
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  -----------
CURRENT ASSETS

Cash                                             $    29,353  $    9,081
Accounts receivable                                    4,699           0
Current portion of non-current receivables           258,363     275,023
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 292,415     284,104

PROPERTY AND EQUIPMENT                                 1,828       9,950

OTHER ASSETS
Securities available for sale                        482,419   1,265,770
Investments in non-public companies                  833,659     833,659
Non-current receivables                            1,068,626   1,080,933
Deposits                                              10,414       6,514
                                                 -----------  -----------

TOTAL OTHER ASSETS                                 3,395,118   3,186,876
                                                 -----------  -----------
TOTAL ASSETS                                     $ 2,689,361  $3,480,930
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  330,819   $  308,631
Accrued liabilities                                  71,053      136,408
Current portion of long-term debt                 1,434,554    1,987,265
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                         1,836,426    2,432,304

LONG-TERM DEBT, less current portion                291,826      310,826
                                                 -----------  -----------


          TOTAL LIABILITIES                       2,128,252    2,743,130

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 4,742,720 shares
  at September 30, 2000 and March 31, 2000           47,427       47,427
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at September 30, 2000 and March 31, 2000                0            0
Additional paid-in capital                        7,764,504    7,764,014
Accumulated other comprehensive income               21,401       68,396
Accumulated deficit                              (7,223,785)  (7,093,599)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          561,109      737,800
                                                 -----------  -----------
                                                 $2,689,361   $3,480,930
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                September 30 September 30
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  282,479   $  329,722
Income from finance receivables                           0       15,440
Interest and dividends                                4,363            0
Realized gain from sales of securities
Available for sale                                   64,370            0
Miscellaneous income                                     15          545
                                                -----------  ------------

TOTAL REVENUES                                      351,227      345,707

OPERATING EXPENSES
Selling, general and administrative                 389,468      338,667
Interest expense                                     91,946       14,721
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            481,414      353,388
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (130,187)      (7,681)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (130,187)      (7,681)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                 17,375      (15,590)
Less:  reclassification adjustment
  for gains included in net income                  (64,370)           0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (46,995)     (15,590)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ (177,182)  $  (23,271)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,717,720    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.03)   $   (0.00)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                                                September 30 September 30
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  104,570   $  164,701
Interest and dividends                                2,263            0
Realized gain from sales of securities
Available for sale                                   64,370            0
                                                 -----------  -----------
TOTAL REVENUES                                      171,203      164,701

OPERATING EXPENSES
Selling, general and administrative                 154,034      144,327
Interest expense                                     43,564        7,422
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            197,598      151,749
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (26,395)      12,952

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                   (26,395)      12,952

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


                                                September 30 September 30
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                 (3,682)     (17,860)
Less:  reclassification adjustment
  for gains included in net income                  (64,370)           0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (68,052)     (17,860)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $  (94,448)  $   (4,908)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,717,720    4,717,720
                                                 ===========  ===========
NET INCOME (LOSS) PER COMMON SHARE               $    (0.01)   $   (0.00)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

                                                September 30 September 30
                                                     2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (130,187)  $   (7,681)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         8,121        8,877
Realized gain from sales of securities
 available for sale                                  64,370            0
Deposits (paid) received                             (3,900)           0
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                              (4,699)           0
    Prepaid expenses and other current assets             0          503
    Value of marketable securities                  719,472            0
    Increase (decrease) in:
    Accounts payable                                 22,189       37,785
    Accrued liabilities                             (58,449)      14,087
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              616,917       53,571
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (626,776)    (329,722)
  Collection of notes receivable                    655,743      241,968
  Acquisition of securities available for sale            0            0
 (Purchase) disposal of property and equipment            0       (3,029)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               28,967      (90,783)
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                          237,387       18,000
Repayment of long-term debt                        (862,999)      (4,513)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (625,612)      13,487
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                           20,272      (23,725)

CASH - BEGINNING                                      9,081       20,677
                                                 -----------  -----------
CASH - END                                       $   29,353   $   (3,048)
                                                 ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999


CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   37,910   $      804
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2000


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

In the course of determining the Company's ability to increase the number of authorized shares from 5,000,000 to 20,000,000 it was determined the Company already had this available to it as stated in item 4 of the Company's Certificate of Incorporation. Disclosure on the Company's Balance Sheet under Stockholder's Equity beginning the quarter ending September 30, 1992 through its most recent filing for period ending June 30, 2000, should have reflected 20,000,000 shares of Common Stock and 10,000,000 shares of undesignated Preferred Stock as the correct number of authorized shares. Since the number of issued and outstanding shares has been reported correctly, the Company believes there has been no negative impact as a result of the inadvertent error in disclosure.

2.     RELATED  PARTY  TRANSACTION

During August 2000, the Company sold 100,000 shares of Optisystems Solutions, Ltd. a publicly traded company, for $1,000,000. The company acquired these shares by issuing an 8% interest bearing unsecured note. Under the terms of the note the Company repaid all of the principal of the note, accrued interest and 75% of the gain (determined after adjustment for interest) from the sale.

Mr. Dibo Attar resigned from the Board of Directors and as the Company's acting President on September 10, 2000. The Company filed a Form 8-K on September 19, 2000 disclosing this item. Michael J. Lyons was appointed to the Board of Directors by the remaining Board members to serve until the next Annual Meeting to fill this vacancy.

At the upcoming (December 5, 2000) 2000 Annual Meeting of Stockholders, the Board of Directors will be seeking adoption of their proposal to issue 2,227,398 Common Shares of $.01 Par Value in consideration of the forgiveness of certain indebtedness by the Company to a related party.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2000

Statements of Operations:

Six Months Ended September 30, 2000 Compared to Six Months Ended September 30, 1999

Revenues totaled $351,227 during the six months ended September 30, 2000, 1.6% higher than the $345,707 in revenues from the same period in the previous year. Management fees decreased to $282,479 from $329,722 due to less patient activity. Income from finance receivables decreased from $15,440 during the six months ended September 30, 1999 to $0 for the current six months due to the liquidation of these type of receivables as of last year. Gains from securities available for sale were $64,370 compared to $0 for the same time period in the previous year.

Interest expense increased from $14,721, for the six months ended September 30, 1999, to $91,946 for the six months ended September 30, 2000. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues totaled $171,202 during the three months ended September 30, 2000, 4% higher than the $164,701 in revenues from the same period in the previous year. Management fees decreased to $104,570 from $164,701 due to less patient activity. Gains from securities available for sale were $64,370 compared to $0 for the same time period in the previous year.

Interest expense increased from $7,422, for the three months ended September 30, 1999, to $43,564 for the three months ended September 30, 2000. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies.

Liquidity,  Capital  Resources  and  Income  Taxes:

At September 30, 2000 cash amounted to $29,353, an increase of $20,272 from the cash balance of $9,081 at March 31, 2000. This cash will be used to fund operations.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES




/s/ Elliot Gerstenhaber                                 DATE: September 10, 2000
-----------------------
Secretary/Treasurer and
Principal Financial Officer