Form 10QSB
period 2000-12-31
LEHMAN T H & CO INC
filed 2001-02-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2000
                             Commission file number
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

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    4,717,720
      (Number of shares of common stock outstanding as of February 02, 2001)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         December 31, 2000 and March 31, 2000                            3

         Consolidated condensed statements of
         operations and comprehensive
         income nine months ended
         December 31, 2000 and 1999                                      4

         Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         December 31, 2000 and 1999                                    4-5

         Consolidated condensed statements of
         cash flows for the nine months ended
         December 31, 2000 and 1999                                    5-6

         Notes to consolidated condensed
         financial statements                                            6


Item 2.  Management's Discussion and Analysis                            7

PART II. OTHER INFORMATION

Signatures                                                               8

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2000 AND MARCH 31, 2000


ASSETS
                                                 December 31  March 31
                                                    2000        2000
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  -----------
CURRENT ASSETS

Cash                                             $    22,282  $    9,081
Accounts receivable                                    4,699           0
Current portion of non-current receivables           255,130     275,023
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 282,111     284,104

PROPERTY AND EQUIPMENT                                     0       9,950

OTHER ASSETS
Securities available for sale                        469,864   1,265,770
Investments in non-public companies                  833,659     833,659
Non-current receivables                            1,065,872   1,080,933
Deposits                                              16,029       6,514
                                                 -----------  -----------

TOTAL OTHER ASSETS                                 2,385,424   3,186,876
                                                 -----------  -----------
TOTAL ASSETS                                     $ 2,667,535  $3,480,930
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  346,619   $  308,631
Accrued liabilities                                  42,092      136,408
Current portion of long-term debt                 1,468,223    1,987,265
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                         1,856,934    2,432,304

LONG-TERM DEBT, less current portion                292,988      310,826
                                                 -----------  -----------

          TOTAL LIABILITIES                       2,149,922    2,743,130

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 4,742,720 shares
  at December 31, 2000 and March 31, 2000            47,427       47,427
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at December 31, 2000 and March 31, 2000                 0            0
Additional paid-in capital                        7,764,504    7,764,014
Accumulated other comprehensive income               10,046       68,396
Accumulated deficit                              (7,255,926)  (7,093,599)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          517,613      737,800
                                                 -----------  -----------
                                                 $2,667,535   $3,480,930
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                December 31  December 31
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  426,738   $  464,226
Income from finance receivables                           0       15,440
Interest and dividends                                6,463            0
Realized gain from sales of securities
Available for sale                                   64,370            0
Miscellaneous income                                     15          545
                                                -----------  ------------

TOTAL REVENUES                                      497,586      480,211

OPERATING EXPENSES
Selling, general and administrative                 534,136      490,806
Interest expense                                    125,777       22,484
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            659,913      513,290
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (162,327)     (33,079)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (162,327)     (33,079)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                  6,019       (1,325)
Less:  reclassification adjustment
  for gains included in net income                  (64,370)           0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (58,351)      (1,325)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ (220,678)  $  (34,404)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,717,720    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.03)   $   (0.01)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                December 31  December 31
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  144,259   $  134,503
Interest and dividends                                2,100            0
                                                 -----------  -----------
TOTAL REVENUES                                      146,359      134,503

OPERATING EXPENSES
Selling, general and administrative                 153,669      152,139
Interest expense                                     33,831        7,763
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            187,500      159,902
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                   (41,141)     (25,399)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                   (41,141)     (25,399)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


                                                December 31  December 31
                                                    2000         1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                (11,356)      14,265
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)             (11,356)      14,265
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $  (52,497)  $  (11,134)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                4,717,720    4,717,720
                                                 ===========  ===========
NET INCOME (LOSS) PER COMMON SHARE               $    (0.01)   $   (0.01)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

                                                December 31  December 31
                                                     2000        1999
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (162,327)  $  (33,079)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                         9,950       13,750
Realized gain from sales of securities
 available for sale                                  64,370            0
Deposits (paid) received                             (9,515)           0
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                              (4,699)           0
    Prepaid expenses and other current assets             0       (3,264)
    Value of marketable securities                  732,027            0
    Increase (decrease) in:
    Accounts payable                                 37,988       56,128
    Accrued liabilities                             (64,933)      12,202
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              602,859       45,737
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (995,957)    (464,226)
  Collection of notes receivable                  1,030,911      391,968
  Deposits and certificates of deposit                    0       (6,000)
 (Purchase) disposal of property and equipment            0       (3,029)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               34,954      (81,287)
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                          238,387       30,800
Repayment of long-term debt                        (862,999)      (6,859)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (624,612)      23,941
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                           13,201      (11,609)

CASH - BEGINNING                                      9,081       20,677
                                                 -----------  -----------
CASH - END                                       $   22,282   $    9,068
                                                 ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999


CASH PAID DURING THE PERIODS FOR:

  Interest                                       $   37,910   $    1,116
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2000


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.


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

Mr. Dibo Attar resigned from the Board of Directors and as the Company's acting President on September 10, 2000. The Company filed a Form 8-K on September 19, 2000 disclosing this item. Michael J. Lyons was appointed to the Board of Directors by the remaining Board members to serve until the next Annual Meeting to fill this vacancy. At the December 5, 2000 Annual Meeting of Stockholders, a new Board of Directors were elected to a term of one year and until their successors are elected and qualified. The Board members are Elliot Gerstenhaber, Richard Farkas, Michael Lyons, Russell Molina and Raffaele Attar. A Director's Meeting followed the Annual Meeting of Stockholders where Russell Molina was elected President of T.H. Lehman & Co., Incorporated and Subsidiaries.

At the December 5, 2000 Annual Meeting of Stockholders, the Board of Directors received approval of their proposal to issue 2,227,398 Common Shares of $.01 Par Value in consideration of the forgiveness of certain indebtedness by the Company to a related party. The Board determined that a value of $.15 was to be used to calculate the exchange of shares for $334,109.65 in debt, based on book value of the company, at the time, and other factors. These shares will be issued in the first quarter of 2001.


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2000

Statements of Operations:

Nine Months Ended December 31, 2000 Compared to Nine Months Ended December 31, 1999

Revenues totaled $497,586 during the nine months ended December 31, 2000, 3.6% higher than the $480,211 in revenues from the same period in the previous year. Management fees decreased to $426,738 from $464,226 due to less patient activity. Income from finance receivables decreased from $15,440 during the nine months ended December 31, 1999 to $0 for the current nine months due to the liquidation of these type of receivables as of last year. Gains from securities available for sale were $64,370 compared to $0 for the same time period in the previous year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2000


Interest expense increased from $22,484, for the nine months ended December 31, 1999, to $125,777 for the nine months ended December 31, 2000. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies.


Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Revenues totaled $146,359 during the three months ended December 31, 2000, 9% higher than the $134,503 in revenues from the same period in the previous year. Management fees increased to $144,259 from $134,503 due to better Collection efforts and increased patient activity.

Interest expense increased from $7,763, for the three months ended December 31, 1999, to $33,831 for the three months ended December 31, 2000. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies.

Liquidity,  Capital  Resources  and  Income  Taxes:

At December 31, 2000 cash amounted to $22,282, an increase of $13,201 from the cash balance of $9,081 at March 31, 2000. This cash will be used to fund operations.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES



/s/ Elliot Gerstenhaber                                 DATE: February 12, 2001
-----------------------
Secretary/Treasurer and
Principal Financial Officer