Form 10KSB
period 2001-03-31
LEHMAN T H & CO INC
filed 2001-06-29
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 2001.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $751,681.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $772,044 as of May 31, 2001.

                                    6,970,118
                                    ---------
        (Number of shares of common stock outstanding as of May 31, 2001)

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

MedFin Management Corp. was created to provide medical practitioners with non-medical general and administrative functions such as accounting, marketing, management, non-medical staffing, facilities, equipment, and billing and collection of receivables. Revenues are derived from fees charged for these services. Presently, the company has one client, which operates a specialty clinic in the Los Angeles, California area. This client concentrated its practice on workers' compensation medicine and treatment for personal injury victims, providing services primarily on a lien basis. Beginning in June 2000, the client decided to stop practicing medicine and transfer his clients and files to another provider. In April 2000, Med-Fin Management Services, Inc. was created to provide the new client with the same service.

MedFin Management Corporation and Med-Fin Management Services, Inc. receive, as a fee for their clinic management services, revenues that are indirectly related to the overall collections of their client practitioners' receivables. MedFin Management Corporation and Med-Fin Management Services, Inc. also provide working capital on an as-needed basis to those clients with receivables as collateral for such advances and UCC filings made thereon. However, the Company is not engaged in the practice of medicine which, for non- doctor controlled entities, is not legally allowed in California.

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

Employees:

The Company employs 7 persons in the medical management field who are engaged in executive, administrative and clerical positions. The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.

ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank, California under an operating lease that expires on February 28, 2005. Monthly rental payments are $7,857, including all utilities.


ITEM 3.
LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the December 5, 2000 Annual Meeting of Stockholders, a new Board of Directors were elected to a term of one year and until their successors are elected and qualified. The Board members are Elliot Gerstenhaber, Richard Farkas, Michael Lyons, Russell Molina and Raffaele Attar. The proposal was approved by the majority vote of shareholders.

In addition, at the December 5, 2000 Annual Meeting of Stockholders, the Board of Directors received approval of their proposal to issue 2,227,398 Common Shares of $.01 Par Value in consideration of the forgiveness of certain indebtedness by the Company to a related party. The proposal was approved by the majority vote of shareholders. In the course of determining the Company's ability to increase the number of authorized shares from 5,000,000 to 20,000,000 it was determined the Company already had this available to it as stated in item 4 of the Company's Certificate of Incorporation. Disclosure on the Company's Balance Sheet under Stockholder's Equity beginning the quarter ending September 30, 1992 through its filing for period ending June 30, 2000, should have reflected 20,000,000 shares of Common Stock and 10,000,000 shares of undesignated Preferred Stock as the correct number of authorized shares. Since the number of issued and outstanding shares has been reported correctly, the Company believes there has been no negative impact as a result of the inadvertent error in disclosure. The Board determined that a value of $.15 was to be used to calculate the exchange of shares for $334,109.65 in debt, based on book value of the company, at the time, and other factors. These shares were issued in the last quarter of fiscal 2001.

Also, at the December 5, 2000 Annual Meeting of Stockholders, the Board of Directors received approval to ratify the selection of Jeffrey S. Gilbert, CPA as the Company's independent certified accountant. The proposal was approved by the majority of shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)   Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2001 are as follows:

For the Quarter Ended                      High                     Low

        June 30, 1999                      $ .125                  $ .125
        September 30, 1999                 $ .125                  $ .125
        December 31, 1999                  $ .125                  $ .125
        March 31, 2000                     $ .125                  $ .125

        June 30, 2000                      $ .125                  $ .125
        September 30, 2000                 $ .125                  $ .125
        December 31, 2000                  $ .125                  $ .25
        March 31, 2001                     $ .25                   $ .25

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)   Number of Holders of Common Stock

As of May 31, 2001 the Company had approximately 135 shareholders of record. Cede & Co. was the registered holder of 986,755 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)   Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements of Operations:

Fiscal Year Ended March 31, 2001 Compared to Fiscal Year Ended March 31, 2000

Revenues totaled $751,681 during the fiscal year ended March 31, 2001, 24% higher than the prior year's revenues of $605,521. The gain from sales of securities increased to $157,189 from $0 in the previous year's report. Interest expense increased 16% from 56,343 for the fiscal year ended March 31, 2000 to $65,294 for the fiscal year ended March 31, 2001. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies. General and Administrative expenses increased 85% to $1,258,706 mainly due to uncollectible accounts expense increasing by $525,716.

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

Liquidity, Capital Resources and Income Taxes

At March 31, 2001 cash amounted to $71,557 an increase of $62,476 over the cash balance of $9,081 at March 31, 2000.

During the year, the Company issued 2,227,398 Common Shares of $.01 Par Value in consideration of the forgiveness of certain indebtedness by the Company aggregating $334,110 to a related party.

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

At March 31, 2001, the Company had an operating tax loss carryforward of approximately $5,937,000.

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

  (See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                     Age               Director Since             Position

Elliot Gerstenhaber      54                1996   Director/Secretary/Treasurer
Richard Farkas           75                1996                       Director
Michael Lyons            39                2000                       Director
Russell S. Molina        33                2000             Director/President
Raffaele Attar           30                2000                       Director

At the December 5, 2000 Annual Meeting of Stockholders, a new Board of Directors were elected. The Board members are Elliot Gerstenhaber, Richard Farkas, Michael Lyons, Russell S. Molina and Raffaele Attar.

The term of office of each director is until the next Annual Meeting of Shareholders, or until such time as their successors shall have been duly elected and qualified. Officers serve at the pleasure of the board. There are no family relationships between any of the Company's directors or officers.


Background of Officers and Directors:

Elliot Gerstenhaber is a 1968 graduate of the University of Pennsylvania. He received a juris doctorate degree from South Texas College of Law in 1975. In 1995 he left the private practice of law to develop real estate throughout the southeastern United States. He is President of Segue, Inc., a privately-held company.

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

Michael Lyons is a graduate of Northeastern University holding a B. A. degree in Economics. Mr. Lyons was President and founder of both Utility Information
Systems, Inc. (1993) and Utili-Comm Technologies, Inc. (1994) Mr. Lyons is currently serving as President and Director to Amaroq, Inc.

Russell S. Molina is a 1989 graduate of Sam Houston State University holding a B.A. degree in Marketing. Mr. Molina has been associated with Woodco Fund Management (WFM) since 1990 and was promoted to President February 1999. Prior to joining WFM, Mr. Molina worked as a venture accountant with a commercial real estate company in Houston, Texas and as a Contoller in the manufacturing arena. Mr. Molina has over 5 years of direct investment experience in the speculative and income markets.

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 5 years of experience as an investment analyst including 3 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors for Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2001, 2000, and 1999.

     Name and                                              Restricted
     Principal                                               Stock
     Position                    Year        Salary          Awards
None                             2001        $     0        $     0
None                             2000        $     0        $     0
None                             1999        $     0        $     0

Stock Options:

In November 1990 the Board of Directors adopted, and subsequently on November 8, 1991 shareholders approved, the adoption of the 1990 Stock Option Plan ("1990 Plan"), under which options will be granted for an aggregate of 500,000 shares of Common Stock prior to November 20, 2000. All options under the 1990 Plan have either expired or have been canceled and the 1990 Plan has terminated.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of May 31, 2001:


Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Monahan Corporation, N.V.   (3)
          Landhuis Joonchi                 3,144,238                45.11%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (3)
          Landhuis Joonchi                   281,383                 4.04%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Greenwich Securities, Ltd.  (1)
          Via Canc. Molo II                  985,800                14.14%
          CH-6501
          Bellinzona, Switzerland 6901

          Millingway, Inc.            (2)
          c/o Capital Holdings, Inc.         598,164                 8.58%
          4900 Woodway, Suite 650
          Houston, TX 77056

          The Bridge Fund N.V.        (3)
          Landhuis Joonchi                   529,893                 7.60%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles


(b) Security Ownership of Management

          Dibo Attar              (1) (2)         -0-

          Elliot Gerstenhaber                     -0-

          Richard Farkas                          -0-

          Michael Lyons                           -0-

          Russell S. Molina                       -0-

          Raffaele Attar                          -0-

          Directors and Officers
          as Group 5 persons               5,539,478                 79.47%
          (1) (2) (3)

Notes to Table of Beneficial Owners and Management:

(1) The securities of Greenwich Securities, Ltd. are owned by the Ezra and Linda Attar Family Foundation, which is a family trust organized under the laws of Lichenstein. Mr. Dibo Attar, a former director, has the sole voting and Investment power with respect to the common stock owned by Greenwich Securities Ltd.

(2) Dibo Attar is a consultant to Capital Holdings, Inc., parent to Millingway, Inc.

(3) Monahan Corporation, N.V., Burton, N.V., and The Bridge Fund, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2001 and March 31, 2000, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company in the amount of $131,700 and $79,200 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

During August 2000, the Company sold 100,000 shares of Optisystems Solutions, Ltd. a publicly traded company, for $1,000,000. The Company acquired these shares by issuing an 8% interest bearing unsecured note. Under the terms of the note the Company repaid all of the principal of the note, accrued interest and 75% of the gain (determined after adjustment for interest) from the sale. During March 2001, the Company sold 175 shares of Commercial Bancshares for $569,625. The Company repaid all of the principal of the note, accrued interest and 75% of the gain (determined after adjustment for interest) from the sale.

As of March 31, 2001, 113,333 shares of KSW, Inc. and 536,158 shares of Canada Wood Holdings, Inc. shares were returned. Under the terms of the note, the Company exchanged the shares held for all amounts due under the respective notes.

In addition during May 2000, the Company acquired 184,000 shares of United Media Limited which were returned subsequent to the year ended March 31, 2001. Under the terms of the note, the Company exchanged the shares held for all amounts due under the note.

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

At the December 5, 2000 Annual Meeting of Stockholders, the Board of Directors received approval of their proposal to issue 2,227,398 Common Shares of $.01 Par Value in consideration of the forgiveness of certain indebtedness by the Company to a related party. The Board determined that a value of $.15 was to be used to calculate the exchange of shares for $334,109.65 in debt, based on book value of the company, at the time, and other factors. These shares were issued in the last fiscal quarter of 2001.


Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2000 all Section 16(a) filing requirements were complied with except the reports for the following that were not filed in a timely manner in the year indicated.

In June 1999, The Bridge Fund N.V. acquired an additional 10,000 common shares of the Company from the market place bringing their total ownership interest in the Company to 529,893 shares of Common Stock or 11.2%. The Bridge Fund failed to notify the Company and file a Form 4 for this transaction in a timely manner. On October 10, 2000, The Bridge Fund N.V. filed a Form 4 for this transaction.

To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2001 all Section 16(a) filing requirements were complied with.

PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
           As of March 31, 2001 and 2000
Consolidated Statements of Operations
          Years Ended March 31, 2001 and 2000
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 2001 and 2000
Consolidated Statements of Cash Flows
          Years Ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
     (a)  Financial  Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. - Form 8-K was filed September 19, 2000 disclosing Dibo Attar's resignation during fiscal year ending March 31, 2001.

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

Russell S. Molina, President

Date: June 26, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                 Date


/s/ Russell S. Molina       (President)                  June 26, 2001
Russell S. Molina


/s/ Elliot Gerstenhaber     Secretary/Treasurer          June 26, 2001
Elliot Gerstenhaber       (Principal Accounting &
                             Financial Officer)


/s/ Elliot Gerstenhaber        Director                  June 26, 2001
Elliot Gerstenhaber


/s/ Richard P. Farkas          Director                  June 26, 2001
Richard P. Farkas


/s/ Michael Lyons              Director                  June 26, 2001
Michael Lyons


/s/ Raffaele Attar             Director                  June 26, 2001
Raffaele Attar

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                          F-2

Consolidated Balance Sheets
           As of March 31, 2001 and 2000                               F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
          Years Ended March 31, 2001 and 2000                          F-4

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 2001 and 2000                          F-5

Consolidated Statements of Cash Flows
          Years Ended March 31, 2001 and 2000                          F-6

Notes to Consolidated Financial Statements                             F-7

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA


Los Angeles, California
June 14, 2001

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND MARCH 31, 2000

                                ASSETS

                                                          2001        2000
                                                       ----------  -----------
CURRENT ASSETS

Cash                                                   $   71,557  $    9,081
Accounts receivable                                        10,096           0
Current portion of non-current receivables
(Note 4)                                                  409,962     275,023
                                                       ----------  -----------

TOTAL CURRENT ASSETS                                      491,615     284,104

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $148,531 at
  March 31, 2001 and $138,581 at March 31, 2000
  (Note 5)                                                      0       9,950

OTHER ASSETS
Securities available for sale (Notes 3 and 10)            224,862   1,265,770
Investments in non-public companies (Note 10)                   0     833,659
Non-current receivables (Note 4)                          349,644   1,080,933
Deposits                                                   12,271       6,514
                                                       ----------  -----------

TOTAL OTHER ASSETS                                        586,777   3,186,786
                                                       ----------  -----------
TOTAL ASSETS                                           $1,078,392  $3,480,930
                                                       ==========  ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $  382,106  $  308,631
Accrued liabilities                                        40,728     136,408
Current portion of long-term debt (Note 6)                215,887   1,987,265
                                                       ----------  -----------

TOTAL CURRENT LIABILITIES                                 638,721   2,432,304

LONG-TERM LIABILITIES

Long-term debt, less current portion
(Note 6)                                                        0     310,826
                                                       ----------  -----------

TOTAL LONG-TERM LIABILITIES                                     0     310,826

          TOTAL LIABILITIES                               638,721   2,743,130

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at March 31, 2001 and 2000                               69,701      47,427
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at March 31, 2001 and 2000                                   0            0
Additional paid-in capital                              8,075,850   7,764,014
Unrealized gain on investments                              8,475      68,396
Accumulated deficit                                    (7,665,917) (7,093,599)
Treasury stock at cost - 25,000 shares                 (   48,438) (   48,438)
                                                       ----------  -----------

TOTAL STOCKHOLDERS' EQUITY                                439,671     737,800
                                                       ----------  -----------
                                                       $1,078,392  $3,480,930
                                                       ==========  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                          2001        2000
                                                        ---------  -----------
REVENUES
Management and billing fees, net of
  allowances                                           $  575,890  $  589,105
Income from finance receivables                                 0      15,440
Interest and dividends                                      8,567           0
Realized gain from sales of securities
  available for sale                                      157,189           0
Miscellaneous income                                       10,035         976
                                                        ---------  -----------

TOTAL REVENUES                                            751,681     605,521
OPERATING EXPENSES
Selling, general and administrative                     1,258,706     681,920
Interest expense                                           65,294      56,343
                                                        ---------  -----------

TOTAL OPERATING EXPENSES                                1,324,000     738,263
                                                        ---------  -----------

LOSS BEFORE INCOME TAXES                                (572,319)  (  132,742)

PROVISION FOR INCOME TAXES (Note 8)                             0           0
                                                        ---------  -----------

NET LOSS                                               ( 572,319)  (  132,742)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                   (   59,921)     36,317
Less: reclassification adjustment for
      Gain included in net income                               0           0
                                                        ---------  -----------

TOTAL OTHER COMPREHENSIVE INCOME                       (   59,921)     36,317
                                                        ---------  -----------

COMPREHENSIVE INCOME (LOSS)                            ($ 632,240) ($  96,425)
                                                       ==========  ===========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      4,729,925   4,717,720
                                                       ==========  ===========

BASIC LOSS PER COMMON SHARE                            ($   0.12)  ($    0.03)
                                                       ==========  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
BALANCE

   Common Stock                           Unreal.     Treasury Stock
----------------  Additional              Gain on     --------------
  Shares           Paid-in   Accumulated  Sec Avail.  for Shares
  Issued   Amount  Capital     Deficit    for sale  Held    Amount     Total
--------- ------- ---------- ------------ -------  ------ --------- -----------

4,742,720 $47,427 $7,764,014 ($6,960,857)$ 32,078  25,000 ($48,438) $  834,224

Unrealized gain on securities
  available for sale:                      36,318                       36,318


Net loss                        (132,742)                             (132,742)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 2000:

4,742,720 $47,427 $7,764,014 ($7,093,599) $68,396  25,000 ($48,438)   $737,800
--------- ------- ---------- ------------ -------  ------ --------- -----------

Unrealized gain on securities
  available for sale                      (59,921)                     (59,921)

Exchange of shares for
  foregiveness of debt
2,227,398  22,274    311,836                                           334,110

Net loss                        (572,319)                             (572,319)
--------- ------- ---------- ------------ -------  ------ --------- -----------


BALANCE, March 31, 2001:

6,970,118 $69,701 $8,075,850 ($7,665,918)$  8,475  25,000 ($48,438) $  439,670
========= ======= ========== ============ =======  ====== ========= ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                                           2001        2000
                                                        ---------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              ($  572,319)($  132,742)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                               9,950      18,623
Provision for bad debts                                   525,716      75,000
Realized gain from sales of securities available
   for sale                                               157,189           0
Deposits (paid) received                                   (5,757)     (6,000)
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                   (15,873)      8,278
    Prepaid expenses and other current assets                   0       2,015
    Value of marketable securities                      1,099,606           0
    Increase (decrease) in:
    Accounts payable                                       73,475      24,305
    Accrued liabilities                                  (224,600)    177,597
                                                        ---------     --------
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                                  1,047,387     167,076
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in 50% owned corporation                           0           0
  Loans made evidenced by notes receivable             (1,411,738)   (594,808)
  Collection of notes receivable                        1,488,149     537,968
  Acquisition of investments in non-public companies      833,659    (833,659)
  Acquisition of securities available for sale           (215,887) (1,219,166)
Acquisition of property and equipment                           0      (3,029)
                                                         ---------   ---------
NET CASH USED IN
  INVESTING ACTIVITIES                                    694,183  (2,112,694)
                                                       -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of loans payable - financial
     institution                                                0           0
  Proceeds of long-term debt                              215,887   1,953,816
  Repayment of long-term debt                          (1,894,981)    (19,794)
                                                        ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES              (1,679,094)  1,934,022
                                                        ----------  ----------

INCREASE (DECREASE)IN CASH                                 62,476     (11,596)
CASH - BEGINNING                                            9,081      20,677
                                                       ----------   ----------

CASH - END                                             $   71,557  $    9,081
                                                       ==========   ==========

CASH PAID DURING THE PERIODS FOR:

  Interest                                             $   79,076  $    1,341
                                                       ==========   ==========
NON CASH TRANSACTION:

  Debt relieved in exchange for common stock           $  334,110


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000


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

Investment in 50% owned Corporation - Investment in 50% owned corporation is accounted for under the equity method. Currently this investment is carried at $0.

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

During the current fiscal year the Company adopted the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), which, as amended, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 also addressed the accounting for hedging activities. The Company does not have any derivative instruments nor is it engaged in any hedging activities, thus the Company did not experience any material effect on the Company's financial statement presentation or disclosures with the adoption of SFAS No. 133.

2.     ACQUISITIONS AND DISPOSITIONS

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2001 and March 31, 2000 is as follows:

                                                         March 31,  March 31,
                                                           2001       2000
                                                        ---------  ----------
Financial Position:
Current Assets                                         $  121,852  $   62,927

Property and equipment                                      1,137       1,080
                                                        ---------  ----------
Total assets                                           $  122,989  $   64,007
                                                        =========   =========
Current liabilities(including
  due to the Company of $262,567)                      $  345,757  $  339,719
Long-term obligations (a)                                 122,700     122,700
Stockholders' deficiency                                 (345,468)   (398,412)
                                                        ---------   ----------
Total liabilities and stockholders'
  deficiency                                           $  122,989  $   64,007
                                                        =========   ==========

Results of Operation:
Revenues                                               $  299,740  $  254,615
Operating Expenses                                        246,796     255,658
                                                        ---------   ---------
Net loss                                               $   52,944 $  ( 1,043)
                                                        =========   =========

(a) Certain creditors of HPB are also creditors of the Company.

3.     SECURITIES AVAILABLE FOR SALE

                                                          2001        2000
                                                       ----------  ----------
Casella Waste Systems, Inc.  (formerly KTI, Inc.)      $        0  $    9,926

KSW, Inc.                                                   5,781      21,966

KSW, Inc.                                                       0      14,250

KSW, Inc.                                                       0     254,917

Netsmart Technologies, Inc                                  3,194      14,711

OptiSystems Solutions, Ltd.                                     0     950,000

United Media Limited                                      215,887           0
                                                        ---------   ---------
                                                        $ 224,862  $1,265,770
                                                        =========   =========

Unrealized gains and losses for marketable equity securities at March 31, 2001 and 2000 are as follows:

                                     2001                       2000
                              ---------------------      ---------------------
                               Current  Non-Current       Current  Non-Current

Aggregate Cost                $   216,387 $        0     $ 1,083,416 $ 13,035

Aggregate Market Value        $   219,081 $    5,781     $ 1,233,878 $ 31,892

Gross Unrealized Gains        $     2,694 $    5,781     $   150,462 $ 18,857

Less: Portion to Note Holders $         0 $        0     $   102,187 $      0

Add:  Unrealized Gain in
      Non-public companies    $         0 $        0     $     1,264 $      0

Net Unrealized Gains          $     2,694 $    5,781     $    49,540 $ 18,857

4.   NON-CURRENT  RECEIVABLES

     Non-current receivables at March 31, 2001 and March 31, 2000 consisted of the following:

                                                          2001        2000
                                                      -----------  -----------
Assigned medical billings net of allowances of
which $348,145 of the unpaid is expected to be
collected during the current fiscal year.             $1,150,658   $1,411,202

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances are expected to be collected
during the current fiscal year, nor is interest
being accrued.                                         1,037,530      852,379
                                                      -----------  -----------

                                                       2,188,188    2,263,581
          Less Allowance for Uncollectible            (1,428,582)    (907,625)
                                                      -----------  -----------
                                                         759,606    1,355,956
          Less Current Portion                          (409,962)    (275,023)
                                                      -----------  -----------
                                                      $  349,644   $1,080,933
                                                      ===========  ===========

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 and March 31, 2000 consisted of the following:

                                Life                   2001        2000
                                                   -----------  ----------
Machinery and Equipment       5-10 Years           $    6,730   $   6,730
Leasehold Improvements        5-10 Years                  500         500
Furniture and Fixtures        5-10 Years              141,301     141,301
                                                   -----------  ----------
                                                      148,531     148,531
         Less Accumulated Depreciation               (148,531)   (138,581)
                                                   -----------  ----------
                                                   $        0   $   9,950
                                                   ===========  ==========

6. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2001 and March 31, 2000 consisted of the following:

                                                           2001        2000
                                                          ----------  -----------
Related Party:

Note payable of $12,000 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)                   0       12,155

Note payable of $214,666 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)                   0      217,442

Note payable of $856,250 principal plus accrued
interest at 8%, all due on February 1, 2001 for
acquisition of certain public shares. (Note 10)                   0      867,323

Note payable of $252,901 principal plus accrued
interest at  8%, all due on March 14, 2001 for
acquisition of certain non-public shares. (Note 10)               0      253,844

Note payable of $575,699 principal plus accrued
interest at 8%, all  due on January 3, 2001 for
acquisition of certain non-public shares. (Note 10)               0      586,802

Note payable of $215,887 principal plus accrued
interest at 8%,  all  due  on  May  9, 2001 for
acquisition of certain public shares. (Note 10)             215,887            0

Non-related Parties (all unsecured):

Equipment purchase contract with a monthly payment
of $886 and an effective interest rate of 11% payable
through November, 2000.                                           0        6,749


Advances from an available line of credit of
$300,000.  The loan bears interest at an annual
rate of 10%.  All principal and interest is due
and payable on or before November 1, 2001.
1,168,105 shares of the Company's common stock
were issued in exchange for this note                             0      167,965

Note payable of $87,500 principal plus accrued
interest at 10%, all due on October 1, 2001.
700,000 shares of the Company's common stock
were issued in exchange for this note                             0      100,613

Note payable of $40,500 principal plus accrued
interest at 8%, all due on October 1, 2001.
308,093 shares of the Company's common stock
were issued in exchange for this note                             0       44,571

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 2001.
25,600 shares of the Company's common stock
were issued in exchange for this note                             0        3,680

Note payable of $3,200 principal plus accrued
interest at 10%, all due on October 1, 2001.
25,600 shares of the Company's common stock
were issued in exchange for this note                             0        3,680

Note payable of $31,800 principal plus accrued
interest at 10%, all due on October 1, 2001.                      0       33,267
                                                          ----------  -----------
                                                            215,887    2,298,091
               Less Current Portion                        (215,887)  (1,987,265)
                                                          ----------  -----------
                                                          $       0   $  310,826
                                                          ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2001 - $0.

7. STOCKHOLDERS' EQUITY

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options were granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. All options under the 1990 Plan have either expired or have been canceled and the 1990 Plan has terminated.

In June, 1994, the Company issued 105,000 additional options which were exercisable at prices ranging from $1.50 to $2.00 per share for five years. At March 31, 2000, all of these options had expired.


8. INCOME TAXES

At March 31, 2001, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $5,937,000 available to reduce future taxable income, if any, expiring through 2015. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring February 28, 2005. Minimum annual future rentals on each of the years ending March 31 are as follows: 2001 - $94,283; 2002 - $94,283; 2003 - $94,283; 2004 - $94,283: 2005 - $86,426

Rent expense amounted to $97,603 and $95,243 for the years ended March 31, 2001 and 2000, respectively.

Medical Management Agreement - The Company has entered into an agreement with a medical provider whereby the Company provides management and marketing services and the leasing of facilities, furniture, fixtures and equipment for a fee equal to 80% of the provider's medical fee revenues (net of allowance for uncollectible accounts). The agreement is automatically renewed from year to year unless either party gives 90 days notice of non-renewal prior to the renewal term.

10. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $131,700 and $79,200 for the years ended March 31, 2001 and 2000, respectively.

During the first and second quarter of 2000 the Company entered into a series of transactions with various entities controlled by its major shareholder. Under these transactions, the Company acquired shares of three publicly traded companies and two private companies for temporary investment purposes only. These shares were acquired at the fair market value at the date of the acquisition. The fair market value for the publicly traded shares was calculated at the then quoted per share price. The privately held shares were value based on the percentage of the company acquired multiplied by the estimated net book value of the company acquired.

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

The shares acquired consist of 113,333 shares of KSW, Inc. for $226,666; 100,000 shares of Optisystems Solutions, Ltd. for $856,250; 536,158 shares of Canada Wood Holdings, Inc. for $575,698; 175 shares of Commercial Bancshares, Inc. for $252,901 and 184,000 shares of United Media Limited for $215,887.

During August 2000, the Company sold 100,000 shares of Optisystems Solutions, Ltd. a publicly traded company, for $1,000,000. The Company repaid all of the principal of the note, accrued interest and 75% of the gain (determined after adjustment for interest) from the sale. During March 2001, the Company sold 175 shares of Commercial Bancshares for $569,625. The Company repaid all of the principal of the note, accrued interest and 75% of the gain (determined after adjustment for interest) from the sale.

As of March 31, 2001, 113,333 shares of KSW, Inc. and 536,158 shares of Canada Wood Holdings, Inc. shares were returned. Under the terms of the note, the Company exchanged the shares held for all amounts due under the respective notes.

Subsequent to fiscal year end 2001, 184,000 of United Media Limited were returned. Under the terms of the note, the Company is exchanging the shares held for all amounts due under the note. The maturity date on the note was May 10, 2001.

Mr. Dibo Attar resigned from the Board of Directors and as the Company's acting President on September 10, 2000. The Company filed a Form 8-K on September 19, 2000 disclosing this item. Michael J. Lyons was appointed to the Board of Directors by the remaining Board members to serve until the next Annual Meeting to fill this vacancy.

Certain of the Company's creditors (See Note 7) are related as a result of one of the Company's principal stockholders being a consultant to these entities.