Form 10QSB
period 2001-06-30
LEHMAN T H & CO INC
filed 2001-08-14
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                             Commission file number
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

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    6,970,118
      (Number of shares of common stock outstanding as of August 08, 2001)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         June 30, 2001 and March 31, 2001                                2

         Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         June 30, 2001 and 2000                                          3

         Consolidated condensed statements of
         cash flows for the three months ended
         June 30, 2001 and 2000                                        3-4

         Notes to consolidated condensed
         financial statements                                            4

Item 2.  Management's Discussion and Analysis                            5

PART II. OTHER INFORMATION

Signatures                                                               5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2001 AND MARCH 31, 2001


ASSETS
                                                  June 30      March 31
                                                    2001         2001
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  -----------
CURRENT ASSETS

Cash                                             $    35,061  $   71,557
Accounts receivable                                   10,000      10,096
Current portion of non-current receivables           393,708     409,962
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 438,769     491,615

PROPERTY AND EQUIPMENT                                     0           0

OTHER ASSETS
Securities available for sale                         10,037     224,862
Investments in non-public companies                        0           0
Non-current receivables                              335,799     349,644
Deposits                                              12,271      12,271
                                                 -----------  -----------

TOTAL OTHER ASSETS                                   358,107     586,777
                                                 -----------  -----------
TOTAL ASSETS                                     $   796,876  $1,078,392
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  383,137   $  382,106
Accrued liabilities                                  52,933       40,728
Current portion of long-term debt                         0      215,887
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                           436,070      638,721

LONG-TERM DEBT, less current portion                      0            0
                                                 -----------  -----------

          TOTAL LIABILITIES                         436,070      638,721

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at June 30, 2001 and March 31, 2001                69,701       69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at June 30, 2001 and March 31, 2001                     0            0
Additional paid-in capital                        8,075,850    8,075,850
Accumulated other comprehensive income                9,537        8,475
Accumulated deficit                              (7,745,844)  (7,665,917)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          360,806      439,671
                                                 -----------  -----------
                                                 $  796,876   $1,078,392
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                  June 30      June 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  151,280   $  132,634
Interest and dividends                                   12        2,100
Miscellaneous income                                      0           15
                                                -----------  ------------

TOTAL REVENUES                                      151,292      134,749

OPERATING EXPENSES
Selling, general and administrative                 231,219      187,657
Interest expense                                          0       48,318
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            231,219      235,975
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  ( 79,927)    (101,226)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  ( 79,927)    (101,226)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                  1,062       21,057
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)               1,062       21,057
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ ( 78,865)  $ ( 80,169)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                5,285,249    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.02)   $   (0.02)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                                  June 30      June 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ ( 79,927)  $ (101,226)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                             0        4,873
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                  96     ( 13,063)
    Value of marketable securities                  214,825     (103,210)
    Increase (decrease) in:
    Accounts payable                                  1,031          389
    Accrued liabilities                              13,267      170,391
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              149,292     ( 41,846)
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (109,901)    (132,634)
  Collection of notes receivable                    140,000      195,000
  Acquisition of securities available for sale            0     (215,887)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               30,099     (153,521)
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                                0      234,387
Repayment of long-term debt                        (215,887)      (6,749)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (215,887)     227,638
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                         ( 36,496)      32,271

CASH - BEGINNING                                     71,557        9,081
                                                 -----------  -----------
CASH - END                                       $   35,061   $   41,352
                                                 ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


CASH PAID DURING THE PERIODS FOR:

  Interest                                       $        0   $        0
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2001


1.     COMMENTS

The  accompanying  unaudited  consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2001 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2001 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.


2.     RELATED  PARTY  TRANSACTION

During the first quarter of fiscal year end 2002, 184,000 of United Media Limited were returned. Under the terms of the note, the Company is exchanging the shares held for all amounts due under the note. The maturity date on the note was May 10, 2001.

A letter was received from Mr. Michael J. Lyons on July 3 informing the Company of his resignation from the Board of Directors. The Company filed a Form 8-K on July 13, 2001 disclosing this item. The remaining Board members are Elliot Gerstenhaber, Richard Farkas, Russell Molina and Raffaele Attar.


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2001

Statements of Operations:

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000


Revenues totaled $151,292 during the three months ended June 30, 2001, 12% higher than the $134,749 in revenues from the same period in the previous year. Management fees increased to $151,280 from $132,634 due to more patient activity. Interest and Dividend income decreased to $12 from $2,100 for the three months ended June 30, 2001 compared to the three months ended June 30,2000. This decrease is due to the shares of stock in Commercial Bancshares being sold during March 2001. Previously, these shares earned $2,100 each quarter in dividends.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2001


Operating expenses decreased by 2% to $231,219 for the quarter ended June 30, 2001 from $235,975 for the same quarter in the previous year. During this time period, interest expense decreased to $0 from $48,318 due to all outstanding notes being satisfied as of March 31, 2001. This was mostly offset by an increase in administrative costs to $231,219 from $187,657 due to Allowance for Bad Debt.


Liquidity,  Capital  Resources  and  Income  Taxes:

At June 30, 2001 cash amounted to $35,061, a decrease of $36,496 from the cash balance of $71,557 at March 31, 2001. This cash was used to fund operations.

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

At March 31, 2001, the Company had an operating tax loss carry forward of approximately $5,937,000.

Impact of Inflation and Other Business Conditions:

Generally, increases in the Company's operating costs approximate the rate of inflation. In the opinion of management, inflation has not had a material effect on the operation of the Company.





T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES







/s/ Russell S. Molina                                     DATE:
-----------------------
President