Form 10QSB
period 2001-09-30
LEHMAN T H & CO INC
filed 2001-11-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2001
                             Commission file number
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

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    6,945,118
      (Number of shares of common stock outstanding as of November 07, 2001)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         September 30, 2001 and March 31, 2001                           2

         Consolidated condensed statements of
         operations and comprehensive
         income six months ended
         September 30, 2001 and 2000                                     3

         Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         September 30, 2001 and 2000                                   3-4

         Consolidated condensed statements of
         cash flows for the six months ended
         September 30, 2001 and 2000                                     4

         Notes to consolidated condensed
         financial statements                                            5

Item 2.  Management's Discussion and Analysis                          5-6

PART II. OTHER INFORMATION

Signatures                                                               6

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2001 AND MARCH 31, 2001


ASSETS
                                                September 30   March 31
                                                    2001         2001
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  -----------
CURRENT ASSETS

Cash                                             $    39,859  $   71,557
Accounts receivable                                        0      10,096
Current portion of non-current receivables           372,121     409,962
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 411,980     491,615

PROPERTY AND EQUIPMENT                                     0           0

OTHER ASSETS
Securities available for sale                          7,636     224,862
Investments in non-public companies                        0           0
Non-current receivables                              317,409     349,644
Deposits                                              12,271      12,271
                                                 -----------  -----------

TOTAL OTHER ASSETS                                   337,316     586,777
                                                 -----------  -----------
TOTAL ASSETS                                     $   749,296  $1,078,392
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  403,537   $  382,106
Accrued liabilities                                  38,438       40,728
Current portion of long-term debt                         0      215,887
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                           441,975      638,721

LONG-TERM DEBT, less current portion                      0            0
                                                 -----------  -----------

          TOTAL LIABILITIES                         441,975      638,721

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at September 30, 2001 and March 31, 2001           69,701       69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at September 30, 2001 and March 31, 2001                0            0
Additional paid-in capital                        8,075,850    8,075,850
Accumulated other comprehensive income                7,135        8,475
Accumulated deficit                              (7,796,927)  (7,665,917)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          307,321      439,671
                                                 -----------  -----------
                                                 $  749,296   $1,078,392
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                September 30 September 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  300,743   $  282,479
Interest and dividends                                   12        4,363
Realized gain from sales of securities
  available for sale                                      0       64,370
Miscellaneous income                                 15,000           15
                                                -----------  ------------

TOTAL REVENUES                                      315,755      351,227

OPERATING EXPENSES
Selling, general and administrative                 446,751      389,468
Interest expense                                         14       91,946
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            446,765      481,414
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (131,010)    (130,187)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (131,010)    (130,187)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities               (  1,340)      17,375
Less:  reclassification adjustment
  for gains included in net income                        0     ( 64,370)
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)            (  1,340)    ( 46,995)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ (132,350)  $ (177,182)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                5,846,675    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.02)   $   (0.03)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                September 30 September 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  149,463   $  104,570
Interest and dividends                                    0        2,263
Realized gain from sales of securities
  available for sale                                      0       64,370
Miscellaneous income                                 15,000            0
                                                -----------  ------------

TOTAL REVENUES                                      164,463      171,203

OPERATING EXPENSES
Selling, general and administrative                 215,532      154,034
Interest expense                                         14       43,564
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            215,546      197,598
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  ( 51,083)    ( 26,395)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  ( 51,083)    ( 26,395)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                September 30 September 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities               (  2,401)    (  3,682)
Less:  reclassification adjustment
  for gains included in net income                        0     ( 64,370)
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)            (  2,401)    ( 68,052)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ ( 53,484)  $ ( 94,447)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                5,846,675    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.01)   $   (0.01)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                                September 30 September 30
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (131,010)  $ (130,187)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                             0        8,121
Realized gain from sale of securities avaiable
  for sale                                                0       64,370
Deposits (paid) received                                  0     (  3,900)
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                              10,096     (  4,699)
    Value of marketable securities                  217,226      719,472
    Increase (decrease) in:
    Accounts payable                                 21,432       22,189
    Accrued liabilities                            (  3,630)    ( 58,449)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              114,114      616,917
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (279,083)    (626,776)
  Collection of notes receivable                    349,158      655,743
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               70,075       28,967
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                                0      237,387
Repayment of long-term debt                        (215,887)    (862,999)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (215,887)    (625,612)
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                         ( 31,698)      20,272

CASH - BEGINNING                                     71,557        9,081
                                                 -----------  -----------
CASH - END                                       $   39,859   $   29,353
                                                 ===========  ===========

CASH PAID DURING THE PERIODS FOR:
  Interest                                       $       14   $   37,910
                                                 ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2001


Statements of Operations:

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

Revenues totaled $315,755 during the six months ended September 30, 2001, 10% lower than the $351,227 in revenues from the same period in the previous year. Management fees increased to $300,743 from $282,479 due to more patient activity. Interest and Dividend income decreased to $12 from $4,363 for the six months ended September 30, 2001 compared to the six months ended September 30,2000. This decrease is due to the shares of stock in Commercial Bancshares being sold during March 2001. Previously, these shares earned $2,100 each quarter in dividends. Miscellaneous income increase by $14,985. These are distributions received from Healthcare Professional Billing, per the partnership agreement.

Operating expenses decreased by 7% to $446,765 for the quarter ended September 30, 2001 from $481,414 for the same quarter in the previous year. During this time period, interest expense decreased to $14 from $91,946 due to all outstanding notes being satisfied as of March 31, 2001. This was mostly offset by an increase in administrative costs to $446,751 from $389,468 due to Allowance for Bad Debt.

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

Liquidity,  Capital  Resources  and  Income  Taxes:

At September 30, 2001 cash amounted to $39,859, a decrease of $31,698 from the cash balance of $71,557 at March 31, 2001. This cash was used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and collection of medical accounts receivable.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2001

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




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES





/s/ Russell S. Molina                                 DATE:   November 12, 2001
-----------------------
President