Form 10QSB
period 2001-12-31
LEHMAN T H & CO INC
filed 2002-02-11
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 2001
                             Commission file number
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

Securities registered under Section 12(g) of the Exchange Act: None.

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---
                                    6,945,118
      (Number of shares of common stock outstanding as of February 04, 2002)

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements:

         Consolidated condensed balance sheets at
         December 31, 2001 and March 31, 2001                            2

         Consolidated condensed statements of
         operations and comprehensive
         income nine months ended
         December 31, 2001 and 2000                                      3

Consolidated condensed statements of
         operations and comprehensive
         income three months ended
         December 31, 2001 and 2000                                    3-4

         Consolidated condensed statements of
         cash flows for the nine months ended
         December 31, 2001 and 2000                                      4

         Notes to consolidated condensed
         financial statements                                            5

Item 2.  Management's Discussion and Analysis                          5-6

PART II. OTHER INFORMATION

Signatures                                                               6

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2001 AND MARCH 31, 2001


ASSETS
                                                December 31   March 31
                                                    2001         2001
                                                 (Unaudited)  (Derived
                                                              from audited
                                                              financial
                                                              statements)
                                                 -----------  -----------
CURRENT ASSETS

Cash                                             $    38,743  $   71,557
Accounts receivable                                        0      10,096
Current portion of non-current receivables           377,383     409,962
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 416,126     491,615

PROPERTY AND EQUIPMENT                                     0           0

OTHER ASSETS
Securities available for sale                         10,878     224,862
Investments in non-public companies                        0           0
Non-current receivables                              321,892     349,644
Deposits                                              12,271      12,271
                                                 -----------  -----------

TOTAL OTHER ASSETS                                   345,041     586,777
                                                 -----------  -----------
TOTAL ASSETS                                     $   761,167  $1,078,392
                                                 ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                 $  445,837   $  382,106
Accrued liabilities                                  34,727       40,728
Current portion of long-term debt                         0      215,887
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                           480,564      638,721

LONG-TERM DEBT, less current portion                      0            0
                                                 -----------  -----------

          TOTAL LIABILITIES                         480,564      638,721

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at December 31, 2001 and March 31, 2001            69,701       69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at December 31, 2001 and March 31, 2001                 0            0
Additional paid-in capital                        8,075,850    8,075,850
Accumulated other comprehensive income               10,378        8,475
Accumulated deficit                              (7,826,888)  (7,665,917)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          280,603      439,671
                                                 -----------  -----------
                                                 $  761,167   $1,078,392
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                 December 31 December 31
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  465,487   $  462,738
Interest and dividends                                   12        6,463
Realized gain from sales of securities
  available for sale                                      0       64,370
Miscellaneous income                                 30,000           15
                                                -----------  ------------

TOTAL REVENUES                                      495,499      497,586

OPERATING EXPENSES
Selling, general and administrative                 656,454      534,136
Interest expense                                         16      125,777
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            656,470      659,913
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (160,971)    (162,327)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (160,971)    (162,327)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                  1,903        6,019
Less:  reclassification adjustment
  for gains included in net income                        0     ( 64,370)
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)               1,903     ( 58,351)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ (159,068)  $ (220,678)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,408,101    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.03)   $   (0.03)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                 December 31 December 31
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  164,744   $  144,259
Interest and dividends                                    0        2,100
Miscellaneous income                                 15,000            0
                                                -----------  ------------

TOTAL REVENUES                                      179,744      146,359

OPERATING EXPENSES
Selling, general and administrative                 209,702      153,669
Interest expense                                          3       33,831
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            209,705      187,500
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  ( 29,961)    ( 41,141)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  ( 29,961)    ( 41,141)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                 December 31 December 31
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                  3,242     ( 11,356)
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)               3,242     ( 11,356)
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ ( 26,719)  $ ( 52,497)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,408,101    4,717,720
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.00)   $   (0.01)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

                                                 December 31  December 31
                                                    2001         2000
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (160,971)  $ (162,327)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                             0        9,950
Realized gain from sale of securities avaiable
  for sale                                                0       64,370
Deposits (paid) received                                  0     (  9,515)
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                              10,096     (  4,699)
    Value of marketable securities                  213,984      732,027
    Increase (decrease) in:
    Accounts payable                                 63,731       37,988
    Accrued liabilities                            (  4,098)    ( 64,933)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                              122,742      602,859
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (475,324)    (995,957)
  Collection of notes receivable                    535,655    1,030,911
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                               60,331       34,954
                                                 -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                                0      238,387
Repayment of long-term debt                        (215,887)    (862,999)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                             (215,887)    (624,612)
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                         ( 32,814)      13,201

CASH - BEGINNING                                     71,557        9,081
                                                 -----------  -----------
CASH - END                                       $   38,743   $   22,282
                                                 ===========  ===========

CASH PAID DURING THE PERIODS FOR:
  Interest                                       $       16   $   37,910
                                                 ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2001


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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

On November 27, 2001 the Company entered into a Warrant Purchase Agreemnent with Amaroq Inc.,(Amaroq) a privately owned technology company offering utility resource management solutions to utility companies and municipalities. Under the agreement, the Company has the right to acquire 50% of all the issued and outstanding shares of Amaroq at an aggregate price of $12,500,000. Subsequent on February 5, 2002, Amaroq filed for Chapter 7 Bankruptcy which nullified the Warrant Purchase Agreement.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2001


Statements of Operations:

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

Revenues totaled $495,499 during the nine months ended December 31, 2001, compared to $497,586 during the same period in the previous year. This is a decline of less than 1/2%. Management fees increased to $465,487 from $426,738 due to more patient activity. Interest and Dividend income decreased to $12 from $6,463 for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000. This decrease is due to the shares of stock in Commercial Bancshares being sold during March 2001. Previously, these shares earned $2,100 each quarter in dividends. There have not been any sales of securities this year, as compared to the realized gain from sales of $64,370 last year during the same time period. Miscellaneous income increased by $29,985 due to distributions received from Healthcare Professional Billing, per the partnership agreement. This income is expected to continue on a quarterly basis.

Operating expenses decreased by 1/2% to $656,470 for the quarter ended December 31, 2001 from $659,913 for the same quarter in the previous year. During this time period, interest expense decreased to $16 from $125,777 due to all outstanding notes being satisfied as of March 31, 2001. This was partially offset by Bad Debt expense of $86,818 as compared to zero for the same nine months in the previous year.


Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Revenues totaled $179,744 during the three months ended December 31, 2001, 23% higher than the $146,359 in revenues from the same period in the previous year. Management fees increased 14% to $164,744 from $144,259 due to more patient activity. Interest and Dividend income was zero compared to $2,100 for the nine months ended December 31, 2001 due to the shares of Commercial Bancshares being sold in March 2001.

Total Operating expenses increased by 12% to $209,705 from $187,500 during the three months ended December 31, 2001 as compared to the three months ended
December 31, 2000. During this time period, interest expense decreased to $3 from $33,831 due to all Outstanding notes being satisfied as of March 31, 2001. This was offset by an increase in administrative costs to $209,702 from $153,669. Of this increase, $22,000 was for payroll costs of 2 new employees and $10,000 for management fees by the new company started in June 2000.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2001 cash amounted to $38,743, a decrease of $32,814 from the cash balance of $71,557 at March 31, 2001. This cash was used to fund operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2001


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




T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES




/s/ Russell S. Molina                                    DATE:  February 8, 2002
-----------------------
President