Form 10KSB
period 2002-03-31
LEHMAN T H & CO INC
filed 2002-06-17
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 2002.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $726,534.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $2,820,885 as of May 31, 2002.

                                  6,970,118
                                  _________
        (Number of shares of common stock outstanding as of May 31, 2002)

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

ITEM 2.
DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank, California, which is utilized by Med-Fin Management Services, Inc., under an operating lease that expires on February 28, 2005. Monthly rental payments are $8,102, including all utilities.


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)       Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2002 are as follows:

For the Quarter Ended                       High                    Low

        June 30, 2000                      $ .125                  $ .125
        September 30, 2000                 $ .125                  $ .125
        December 31, 2000                  $ .125                  $ .25
        March 31, 2001                     $ .25                   $ .25

        June 30, 2001                      $ .40                   $ .38
        September 30, 2001                 $ .41                   $ .41
        December 31, 2001                  $ .60                   $ .60
        March 31, 2002                     $ .55                   $ .51

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)   Number of Holders of Common Stock

As of May 31, 2002 the Company had approximately 137 shareholders of record. Cede & Co. was the registered holder of 1,082,296 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)   Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2002.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Statements of Operations:

Fiscal  Year  Ended  March 31, 2002 Compared to Fiscal Year Ended March 31, 2001

Revenues totaled $726,534 during the fiscal year ended March 31, 2002, 3% lower than the prior year's revenues of $751,681. Management fees increased 13% from $575,890 to $649,725 for the year ending March 31, 2002. Included in the total 2002 revenues is $52,626 related to the Company's portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $10,000 in 2001 related to its portion. The gain from sales of securities decreased to $0 from $157,189 in the previous year's report as no securities were sold in the year ended March 31, 2002. Interest expense decreased from $65,294 for the fiscal year ended March 31, 2001 to $16 for the fiscal year ended March 31, 2002. This is due to note payables issued in exchange for the acquisition of shares in three publicly traded companies and two private companies being relieved during the year. General and Administrative expenses decreased 29% to $888,050 from $1,258,706 mainly due to uncollectible accounts expense being lower by $401,548.

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

Liquidity, Capital Resources and Income Taxes

At March 31, 2002 cash amounted to $61,533 a decrease of $10,024 over the cash balance of $71,557 at March 31, 2001.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB's profit, and collection of medical accounts receivable. The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

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

At March 31, 2002, the Company had an operating tax loss carryforward of approximately $6,062,000.

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

(See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                     Age      Director Since                        Position

Elliot Gerstenhaber      56            1996         Director/Secretary/Treasurer
Russell S. Molina        34            2000                   Director/President
Raffaele Attar           31            2000                             Director

A letter was received from Mr. Michael J. Lyons on July 3 informing the Company of his resignation from the Board of Directors. The Company filed a Form 8-K on July 13, 2001 disclosing this item.

On June 14, 2002 the Company was informed that Director Farkas passed away on March 10, 2002. The remaining Board members are Elliot Gerstenhaber, Russell Molina, and Raffaele Attar.

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

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2002, 2001, and 2000.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
 None                             2002        $     0        $     0
 None                             2001        $     0        $     0
 None                             2000        $     0        $     0

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of May 31, 2002:

Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Monahan Corporation, N.V.   (2)
          Landhuis Joonchi                 3,144,238                45.11%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (2)
          Landhuis Joonchi                   281,383                 4.04%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Russell Molina              (3)
          6616 Sewanee                       480,000                 6.89%
          Houston, Texas 77005

          Millingway, Inc.            (1)
          c/o Capital Holdings, Inc.         568,571                 8.16%
          4900 Woodway, Suite 650
          Houston, TX 77056

          The Bridge Fund N.V.        (2)
          Landhuis Joonchi                   529,893                 7.60%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles

(b) Security Ownership of Management

          Dibo Attar              (1)        200,000

          Elliot Gerstenhaber                     -0-

          Russell S. Molina                  480,000

          Raffaele Attar                      90,400

          Directors and Officers
          as Group 5 persons               5,294,485                 75.96%
          (1) (2) (3)

Notes to Table of Beneficial Owners and Management:

(1) Dibo Attar is a consultant to Capital Holdings, Inc., parent to Millingway, Inc.

(2) Monahan Corporation, N.V., Burton, N.V., and The Bridge Fund, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

(3) Russell Molina is Director and President of T.H. Lehman & Co., Inc. and President of Capital Holdings, Inc., parent to Millingway, Inc.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway, Suite 650, Houston, Texas 77056.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2002 and March 31, 2001, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company in the amount of $139,200 and $131,700 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

During May 2000, the Company acquired 184,000 shares of United Media Limited which were returned in May 2001. Under the terms of the note, the Company exchanged the shares held for all amounts due under the note.


Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2002 all Section 16(a) filing requirements were complied with in a timely manner.


                                      PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
          As of March 31, 2002 and 2001
Consolidated Statements of Operations
          Years Ended March 31, 2002 and 2001
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 2002 and 2001
Consolidated Statements of Cash Flows
          Years Ended March 31, 2002 and 2001
Notes to Consolidated Financial Statements

     (a)  Financial Statements - See Index to Financial Statements at Page F-1.

     (b) Reports on Form 8-K. - Form 8-K was filed July 13, 2001 disclosing Michael J. Lyons resignation during fiscal year ending March 31, 2002.

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

Date: June 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                     Capacities                 Date




/s/ Russell S. Molina        (President)                 June 14, 2002
Russell S. Molina



/s/ Elliot Gerstenhaber     Secretary/Treasurer          June 14, 2002
Elliot Gerstenhaber       (Principal Accounting &
                             Financial Officer)



/s/ Elliot Gerstenhaber        Director                  June 14, 2002
Elliot Gerstenhaber




/s/ Raffaele Attar             Director                  June 14, 2002
Raffaele Attar



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                          F-2

Consolidated Balance Sheets
          As of March 31, 2002 and 2001                                F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
          Years Ended March 31, 2002 and 2001                          F-4

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 2002 and 2001                          F-4

Consolidated Statements of Cash Flows
          Years Ended March 31, 2002 and 2001                          F-5

Notes to Consolidated Financial Statements                             F-6

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA


Los Angeles, California
June 13, 2002

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND MARCH 31, 2001

                                ASSETS

                                                          2002        2001
                                                       ----------  ----------
CURRENT ASSETS

Cash                                                   $   61,533  $   71,557
Accounts receivable                                        14,262      10,096
Current portion of non-current receivables
(Note 4)                                                  299,923     409,962
                                                       ----------  ----------

TOTAL CURRENT ASSETS                                      375,718     491,615

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $148,531 at
  March 31, 2002 and $148,531 at March 31, 2001
  (Note 5)                                                      0           0

OTHER ASSETS
Securities available for sale (Notes 3 and 10)             10,227     224,862
Investments in non-public companies (Note 10)                   0           0
Non-current receivables (Note 4)                          371,290     349,644
Deposits                                                   12,271      12,271
                                                       ----------  ----------

TOTAL OTHER ASSETS                                        393,788     586,777
                                                       ----------  ----------
TOTAL ASSETS                                           $  769,506  $1,078,392
                                                       ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $   10,558  $   11,230
Accounts payable - related party (Note 10)                470,537     370,876
Accrued liabilities                                         9,021      40,728
Current portion of long-term debt (Note 6)                      0     215,887
                                                        ---------    --------

TOTAL CURRENT LIABILITIES                                 490,116     638,721

LONG-TERM LIABILITIES

Long-term debt, less current portion
(Note 6)                                                        0           0
                                                        ---------    --------

TOTAL LONG-TERM LIABILITIES                                     0           0

          TOTAL LIABILITIES                               490,116     638,721

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at March 31, 2002 and 2001                               69,701      69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at March 31, 2002 and 2001                                   0            0
Additional paid-in capital                              8,075,850   8,075,850
Unrealized gain on investments                              9,727       8,475
Accumulated deficit                                    (7,827,450) (7,665,917)
Treasury stock at cost - 25,000 shares                 (   48,438) (   48,438)
                                                        ---------  -----------

TOTAL STOCKHOLDERS' EQUITY                                279,390     439,671
                                                        ---------  -----------
                                                       $  769,506 $ 1,078,392
                                                     ============  ===========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                                          2002        2001
                                                      -----------  -----------
REVENUES
Management and billing fees, net of
  allowances                                           $ 649,725   $  575,890
Income from finance receivables                                0            0
Interest and dividends                                        12        8,567
Realized gain from sales of securities
  available for sale                                           0      157,189
Miscellaneous income                                      76,797       10,035
                                                      -----------  -----------

TOTAL REVENUES                                           726,534      751,681
OPERATING EXPENSES
Selling, general and administrative                      888,050    1,258,706
Interest expense                                              16       65,294
                                                      -----------  -----------

TOTAL OPERATING EXPENSES                                 888,066    1,324,000
                                                      -----------  -----------

LOSS BEFORE INCOME TAXES                               ( 161,532)  (  572,319)

PROVISION FOR INCOME TAXES (Note 8)                            0            0
                                                      -----------  -----------

NET LOSS                                               ( 161,532)  (  572,319)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                       1,252   (   59,921)
Less: reclassification adjustment for
      Gain included in net income                              0            0
                                                      -----------  -----------

TOTAL OTHER COMPREHENSIVE INCOME                           1,252    (  59,921)
                                                      -----------  -----------

COMPREHENSIVE INCOME (LOSS)                           ($ 160,280)  ($ 632,240)
                                                      ===========  ===========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     6,945,118    4,729,925
                                                     ============  ===========

BASIC LOSS PER COMMON SHARE                          ($     0.02)  ($    0.12)
                                                     ============  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001
BALANCE

                                   Common Stock                               Unreal.   Treasury Stock
                               ------------------  Additional                 Gain on   ---------------
                                 Shares             Paid-in    Accumulated   Sec Avail.  for Shares
                                 Issued   Amount     Capital      Deficit    for sale   Held    Amount       Total
                               ---------  -------  ----------  ------------  --------  ------  ---------  -----------
                               4,742,720  $47,427  $7,764,014  ($7,093,599)  $68,396   25,000  ($48,438)  $  737,800

Unrealized gain on securities
  available for sale:                                                        (59,921)                        (59,921)
Exchange of shares for
  foregiveness of debt         2,227,398   22,274     311,836                                                334,110
Net loss                                                          (572,319)                                 (572,319)
                               ---------  -------  ----------  ------------  --------  ------  ---------  -----------
BALANCE, March 31, 2001:

                               6,970,118  $69,701  $8,075,850  ($7,665,918)  $ 8,475   25,000  ($48,438)  $  439,670
                               ---------  -------  ----------  ------------  --------  ------  ---------  -----------
Unrealized gain on securities
  available for sale                                                           1,252                           1,252
Net loss                                                          (161,532)                                 (161,532)
                               ---------  -------  ----------  ------------  --------  ------  ---------  -----------
BALANCE, March 31, 2002:

                               6,970,118  $69,701  $8,075,850  ($7,827,450)  $ 9,727   25,000  ($48,438)  $  279,390
                               =========  =======  ==========  ============  ========  ======  =========  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                                          2002         2001
                                                       -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                               ($ 161,532)  ($ 572,319)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                   0        9,950
Provision for bad debts                                   124,168      525,716
Realized gain from sales of securities available
   for sale                                                     0      157,189
Deposits (paid) received                                        0       (5,757)
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                   ( 4,166)     (15,873)
    Prepaid expenses and other current assets                   0            0
    Value of marketable securities                        214,635    1,099,606
    Increase (decrease) in:
    Accounts payable                                       98,989       73,475
    Accrued liabilities                                  ( 30,456)    (224,600)
                                                       -----------  -----------
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                                    241,638    1,047,387
                                                       -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable               (777,708)  (1,411,738)
  Collection of notes receivable                          741,933    1,488,149
  Acquisition of investments in non-public companies            0      833,659
  Acquisition of securities available for sale                  0     (215,887)
                                                       -----------  -----------
NET CASH USED IN
  INVESTING ACTIVITIES                                    (35,775)     694,183
                                                       -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of long-term debt                                    0      215,887
  Repayment of long-term debt                            (215,887)  (1,894,981)
                                                       -----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                (215,887)  (1,679,094)
                                                       -----------  -----------

INCREASE (DECREASE)IN CASH                                (10,024)      62,476
CASH - BEGINNING                                           71,557        9,081
                                                       -----------  -----------

CASH - END                                             $   61,533   $   71,557
                                                       ===========  ===========

CASH PAID DURING THE PERIODS FOR:

  Interest                                             $       16   $   79,076
                                                       ===========  ===========
NON CASH TRANSACTION:

  Debt relieved in exchange for common stock           $        0   $  334,110


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001


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

Segments of an Enterprise - The Company only has one segment, the medical business management.

2.   NON CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2002 and March 31, 2001 is as follows:

                                                 March 31, 2002  March 31,2001
                                                 --------------  -------------
Financial Position:
Current Assets                                   $     126,577   $    121,852

Property and equipment                                     658          1,137
                                                 --------------  -------------
Total assets                                     $     127,235   $    122,989
                                                 ==============  =============

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

Current liabilities(including
  due to the Company of $214,203)                $     296,722   $    345,757
Long-term obligations (a)                              112,700        122,700
Stockholders' deficiency                              (282,187)      (345,468)
                                                 --------------  -------------
Total liabilities and stockholders'
  deficiency                                     $     127,235   $    122,989
                                                 ==============  =============

Results of Operation:
Revenues                                         $     316,454   $    299,740
Operating Expenses                                     253,173        246,796
                                                 --------------  -------------
Net income                                       $      63,281   $     52,944
                                                 ==============  =============

(a) Certain creditors of HPB are also creditors of the Company.

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company with the concurrence of the related entities of the Company, has elected that it's advances (non-interest bearing) are to be liquidated in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $214,203, although fully reserved by the Company. During the year ended March 31, 2002 the Company received $48,364.

3.     SECURITIES AVAILABLE FOR SALE
                                                           2002       2001
                                                        ---------  ----------
KSW, Inc.                                                   6,474       5,781

Netsmart Technologies, Inc                                  3,753       3,194

United Media Limited                                            0     215,887
                                                        ---------  ----------
                                                        $  10,227  $  224,862
                                                        =========  ==========

Unrealized gains and losses for marketable equity securities at March 31, 2002 and 2001 are as follows:

                                     2002                       2001
                               --------------------       --------------------
                               Current  Non-Current       Current  Non-Current

Aggregate Cost                 $      500 $       0       $  216,387  $      0

Aggregate Market Value         $    3,753 $   6,474       $  219,081  $  5,781

Net Unrealized Gains           $    3,253 $   6,474       $    2,694  $  5,781


4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 2002 and March 31, 2001 consisted of the following:
                                                          2002        2001
                                                      -----------  -----------
Assigned medical billings net of allowances of
which $299,923 of the unpaid is expected to be
collected during the current fiscal year.             $1,186,924   $1,150,658

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances are expected to be collected
during the current fiscal year, nor is interest
being accrued.                                         1,037,530    1,037,530
                                                      -----------  -----------
                                                       2,224,454    2,188,188
          Less Allowance for Uncollectible            (1,553,241)  (1,428,582)
                                                      -----------  -----------
                                                         671,213      759,606
          Less Current Portion                          (299,923)    (409,962)
                                                      -----------  -----------
                                                      $  371,290   $  349,644
                                                      ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 and March 31, 2001 consisted of the following:

                                Life                   2002        2001
                                                   -----------  ----------

Machinery and Equipment       5-10 Years           $    6,730   $   6,730
Leasehold Improvements        5-10 Years                  500         500
Furniture and Fixtures        5-10 Years              141,301     141,301
                                                   -----------  ----------
                                                      148,531     148,531
         Less Accumulated Depreciation               (148,531)   (148,531)
                                                   -----------  ----------
                                                   $        0   $       0
                                                   ===========  ==========

6. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2002 and March 31, 2001 consisted of the following:
                                                           2002        2001
                                                        ----------  ----------
Related Party:
Note payable of $215,887 principal plus accrued
interest at 8%, all due on May 9, 2001 for
acquisition of certain public shares. (Note 10)                 0     215,887

                                                        ----------  ----------
                                                                0     215,887
               Less Current Portion                      (      0)  ( 215,887)
                                                        ----------  ----------
                                                        $       0   $       0
                                                        ==========  ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2002 - $0.

7. STOCKHOLDERS' EQUITY

In November, 1991, the Company adopted a new stock option plan (1990 Plan), under which options were granted for an aggregate of 500,000 shares of common stock prior to November 20, 2000. All options under the 1990 Plan have either expired or have been canceled and the 1990 Plan has terminated.

8. INCOME TAXES

At March 31, 2002, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $6,062,000 available to reduce future taxable income, if any, expiring through 2016. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring February 28, 2005. Minimum annual future rentals on each of the years ending March 31 are as follows: 2002 - $94,283; 2003 - $94,283; 2004 - $94,283: 2005 - $86,426

Rent expense amounted to $102,644 and $97,603 for the years ended March 31, 2002 and 2001, respectively.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

10. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $139,200 and $131,700 for the years ended March 31, 2002 and 2001, respectively.

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

Certain of the Company's creditors (See Note 6) are related as a result of one of the Company's principal stockholders being a consultant to these entities.