Form 10QSB
period 2002-06-30
LEHMAN T H & CO INC
filed 2002-08-09
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                        Commission file number: 2-87738
                                                -------

                         T.H. LEHMAN & CO., INCORPORATED
           ---------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

               Delaware                                 22-2442356
     -------------------------------                 ----------------
      (State or other jurisdiction                   (I.R.S./Employer
    of incorporation or organization)             Identification Number)

                  4900 Woodway, Suite 650, Houston, Texas 77056
            ---------------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (713) 621-8404
                                                         --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                                                                   Yes  X  No
                                                                       ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding at August 1, 2002
----------------------------------             -----------------------------
     Common Stock, par value                           6,945,118 Shares
         $.01 per share

                           Preferred Stock, $.01 Par.
                                (Title of Class)

Transitional Small Business Format (check one):  Yes      No  X
                                                     ---     ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial  Statements:

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended June 30, 2002.

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended March 31, 2002.

     The results reflected for the three months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year.


                                      Page2

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2002 AND MARCH 31, 2002

                                                  June 30      March 31
                                                    2002         2002
                                                -----------  -----------
                          ASSETS
CURRENT ASSETS

Cash                                             $    16,882  $   61,533
Accounts receivable                                   10,000      14,262
Current portion of non-current receivables           321,618     299,923
                                                 -----------  -----------

TOTAL CURRENT ASSETS                                 348,500     375,718

PROPERTY AND EQUIPMENT                                     0           0

OTHER ASSETS
Securities available for sale                         11,525      10,227
Non-current receivables                              467,693     371,290
Deposits                                              12,704      12,271
                                                 -----------  -----------

TOTAL OTHER ASSETS                                   491,922     393,788
                                                 -----------  -----------
TOTAL ASSETS                                     $   840,422  $  769,506
                                                 ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                 $      100   $   10,558
Account payable - related party                     505,337      470,537
Accrued liabilities                                  21,576        9,021
Current portion of long-term debt                         0            0
                                                 -----------  -----------

TOTAL CURRENT LIABILITIES                           527,013      490,116

LONG-TERM DEBT, less current portion                      0            0
                                                 -----------  -----------

          TOTAL LIABILITIES                         527,013      490,116

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at June 30, 2002 and March 31, 2002                69,701       69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at June 30, 2002 and March 31, 2002                     0            0
Additional paid-in capital                        8,075,850    8,075,850
Accumulated other comprehensive income               11,025        9,727
Accumulated deficit                              (7,794,729)  (7,827,450)
Treasury stock at cost - 25,000 shares              (48,438)     (48,438)
                                                 -----------  -----------

TOTAL STOCKHOLDERS' EQUITY                          313,409      279,390
                                                 -----------  -----------
                                                 $  840,422   $  769,506
                                                 ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements


                                      Page3

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                  June 30       June 30
                                                    2002         2001
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

REVENUES
Management fees, net of allowances               $  217,597   $  151,280
Interest and dividends                                    0           12
Miscellaneous income                                 10,000            0
                                                -----------  ------------

TOTAL REVENUES                                      227,597      151,292

OPERATING EXPENSES
Selling, general and administrative                 194,876      231,219
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            194,876      231,219
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                    32,721     ( 79,927)

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                    32,721     ( 79,927)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                  1,298        1,062
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)               1,298        1,062
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $   34,019   $ ( 78,865)
                                                 ===========  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,945,118    5,285,249
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $    (0.00)   $   (0.02)
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements


                                      Page4

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

                                                  June 30      June 30
                                                    2002         2001
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $   32,721   $ ( 79,927)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Depreciation and amortization                             0            0
Deposits (paid) received                               (433)           0
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                               4,262           96
    Value of marketable securities                   (1,298)     214,825
    Increase (decrease) in:
    Accounts payable                                 24,342        1,031
    Accrued liabilities                              13,853       13,267
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               73,447      149,292
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable         (169,967)    (123,746)
  Collection of notes receivable                    148,272      140,000
  Increase in non-current receivables               (96,403)      13,845
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                             (118,098)      30,099
                                                 -----------  -----------

See accompanying Notes to Consolidated Condensed Financial Statements


                                      Page5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                                0            0
Repayment of long-term debt                               0     (215,887)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                                    0     (215,887)
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                         ( 44,651)    ( 36,496)

CASH - BEGINNING                                     61,533       71,557
                                                 -----------  -----------
CASH - END                                       $   16,882   $   35,061
                                                 ===========  ===========
CASH PAID DURING THE PERIODS FOR:

  Interest                                       $        0   $        0
                                                 ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements


                                      Page6

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
June 30, 2002


1.   COMMENTS

The  accompanying  unaudited  consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2002 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2002 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.


2.   RELATED  PARTY  TRANSACTION

On June 14, 2002 the Company was informed that Director Farkas passed away on March 10, 2002. The remaining Board members are Elliot Gerstenhaber, Russell Molina, and Raffaele Attar.


                                      Page7

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2002

Statements of Operations:

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues totaled $227,597 during the three months ended June 30, 2002, 50% higher than the $151,292 in revenues from the same period in the previous year. Management fees increased to $217,597 from $151,280 due to more patient activity. Included in the first quarter revenues is $10,000 related to the Company's portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement.

Operating expenses decreased by 16% to $194,876 for the quarter ended June 30, 2002 from $231,219 for the same quarter in the previous year. In management's opinion based on their review of receivable balances no additional allowances are required during the quarter.


                                      Page8

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2002

Liquidity, Capital Resources and Income Taxes:

At June 30, 2002 cash amounted to $16,882, a decrease of $44,651 from the cash balance of $61,533 at March 31, 2002. This cash was used to fund operations.

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

At March 31, 2002, the Company had an operating tax loss carry forward of approximately $6,062,000.

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


SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


/s/ Russell S. Molina                                DATE: August 8, 2002
-----------------------
President


                                      Page9