Form 10QSB
period 2002-09-30
LEHMAN T H & CO INC
filed 2002-11-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 2-87738

T.H. LEHMAN & CO., INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356

(State or other jurisdiction	(I.R.S./Employer
of incorporation or organization)	Identification Number)

4900 Woodway, Suite 650, Houston, Texas 77056

(Address of principal executive offices)

Issuer's telephone number, including area code: (713) 621-8404

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 06, 2002

Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☒ No ☐

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

          The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months ended September 30, 2002.

          Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended March 31, 2002.

The results reflected for the six months ended September 30, 2002 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2002 AND MARCH 31, 2002

	September 30	March 31
	2002	2002
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$51,106	$61,533
Accounts receivable	10,000	14,262
Current portion of non-current receivables	374,798	299,923

TOTAL CURRENT ASSETS	435,904	375,718

PROPERTY AND EQUIPMENT	0	0

OTHER ASSETS
Securities available for sale	14,107	10,227
Non-current receivables	493,910	371,290
Deposits	12,704	12,271

TOTAL OTHER ASSETS	520,721	393,788

TOTAL ASSETS	$956,625	$769,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$700	$10,558
Account payable - related parties	535,137	470,537
Accrued liabilities	12,110	9,021

TOTAL CURRENT LIABILITIES	547,947	490,116

TOTAL LIABILITIES	547,947	490,116

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
20,000,000 shares, issued 6,970,118 shares
at September 30, 2002 and March 31, 2002	69,701	69,701
Preferred stock-par value $.01; authorized
10,000,000 shares, issued 0 shares
at September 30, 2002 and March 31, 2002	0	0
Additional paid-in capital	8,075,850	8,075,850
Accumulated other comprehensive income	13,607	9,727
Accumulated deficit	(7,702,042)	(7,827,450)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	408,678	279,390

	$956,625	$769,506

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

	September 30	September 30
	2002	2001
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$483,194	$300,743
Interest and dividends	0	12
Miscellaneous income	20,000	15,000

TOTAL REVENUES	503,194	315,755

OPERATING EXPENSES
Selling, general and administrative	377,786	446,751
Interest expense	0	14

TOTAL OPERATING EXPENSES	377,786	446,765

INCOME (LOSS) BEFORE INCOME TAXES	125,408	(131,010)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	125,408	(131,010)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	3,880	(1,340)
Less: reclassification adjustment for gains included in net income	0	0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	3,880	(1,340)

COMPREHENSIVE INCOME (LOSS)	$129,288	$(132,350)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	5,846,675

NET INCOME (LOSS) PER COMMON SHARE	$0.02	$(0.02)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 200

	September 30	September 30
	2002	2001
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$265,597	$149,463
Interest and dividends	0	0
Miscellaneous income	10,000	15,000

TOTAL REVENUES	275,597	164,463

OPERATING EXPENSES
Selling, general and administrative	182,230	215,532
Interest expense	0	14

TOTAL OPERATING EXPENSES	182,230	215,546

INCOME (LOSS) BEFORE INCOME TAXES	93,367	(51,083)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	93,367	(51,083)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	2,582	(2,401)
Less: reclassification adjustment
for gains included in net income	0	0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,582	(2,401)

COMPREHENSIVE INCOME (LOSS)	$95,949	$ (53,484)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	5,846,675

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.01)

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

	September 30	September 30
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$125,408	$(131,010)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	0	0
Deposits (paid) received	(433)	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,262	10,096
Value of marketable securities	(3,880)	217,226
Increase (decrease) in:
Accounts payable	54,742	21,432
Accrued liabilities	6,969	(3,630)

NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	187,068	114,114

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable	(461,283)	(279,083)
Collection of notes receivable	386,408	316,923
(Increase) decrease in:
Non-current receivables	(122,620)	32,235

NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	(197,495)	70,075

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	0
Repayment of long-term debt	0	(215,887)

NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	0	(215,887)

INCREASE (DECREASE)IN CASH	(10,427)	(31,698)

CASH - BEGINNING	61,533	71,557

CASH - END	$51,106	$39,859

CASH PAID DURING THE PERIODS FOR:

Interest	$0	$14

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2. RELATED PARTY TRANSACTION

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.("ELS"), to purchase Medicare B receivables for 30% below the face value.  Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx.  The Company's acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS.

On October 3, 2002, the Company received written notice that Russell S.  Molina resigned as a Director, President and Chairman of the Board of the Company to pursue other business opportunities effective October 3, 2002.  The remaining Board members are Elliot Gerstenhaber and Raffaele Attar.  The Board has named Raffaele Attar as acting CEO and Chairman of the Board, while it begins a search for a replacement.

On November 11, 2002, the Company filed a Schedule 13D.  This Schedule 13D relates to the common stock, $.01 par value per share (the "Common Stock"), of KSW, Inc ("KSW").  The address of the principal executive offices of KSW is 37-16 23rd Street, Long Island City, New York 11101.  The Company acquired 372,348 shares of KSW common stock from seven related entities ("seller")in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller.  The purchase price was $1.00 per share, or an aggregate of $372,348.  Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005.  The Company will repay the Notes from its working capital.  The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller.  As of the close of business on November 7, 2002, the share price was $.80.  A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW.  The Company is reviewing whether or not it intends to pursue various alternative courses of action with respect to the management and operations of KSW with a view to increasing shareholder values.  No specific alternative courses of action are under active consideration by the Company.  However, unless management of KSW takes an active role in increasing shareholder value which is reflective in the market price of the KSW securities, the Company reserves the right to consider making an offer to purchase additional shares, which might include all of the outstanding shares of KSW.  The Company further reserves the right to increase, decrease or eliminate its investment in KSW or take any other action relative thereto.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION SEPTEMBER 30, 2002

Statements of Operations:

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

Revenues totaled $503,194 during the six months ended September 30, 2002, 59% higher than the $315,755 in revenues from the same period in the previous year.  Management fees increased to $483,194 from $300,743 due to more patient activity.  Included in the revenues is $20,000 related to the Company's portion of Healthcare Professional Billing Corp.  (HPB) under the 1996 transfer agreement.

Operating expenses decreased by 15% to $377,786 for the six months ended September 30, 2002 from $446,765 for the same period in the previous year.  In management's opinion based on their review of receivable balances no additional allowances are required during the current six months.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues totaled $275,597 during the three months ended September 30, 2002, 68% higher than the $164,463 in revenues from the same period in the previous year.  Management fees increased to $265,597 from $149,463 due to more patient activity.  Included in the first quarter revenues is $10,000 related to the Company's portion of Healthcare Professional Billing Corp.  (HPB) under the 1996 transfer agreement.

Operating expenses decreased by 15% to $182,230 for the quarter ended September 30, 2002 from $215,546 for the same quarter in the previous year.  In management's opinion based on their review of receivable balances no additional allowances are required during the current quarter.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2002

Liquidity, Capital Resources and Income Taxes:

At September 30, 2002 cash amounted to $51,106, a decrease of $10,427 from the cash balance of $61,533 at March 31, 2002. This cash was used to fund operations.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

Date: November 12, 2002	By:	/s/ Raffaele Attar

Director