Form 10QSB
period 2002-12-31
LEHMAN T H & CO INC
filed 2003-02-13
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 2-87738

T.H. LEHMAN & CO., INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356

(State or other jurisdiction of incorporation or organization)	(I.R.S./Employer Identification Number)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at February 06, 2003

Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                   The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2002.

                   Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2002.

The results reflected for the nine months ended December 31, 2002 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2002 AND MARCH 31, 2002

	December 31	March 31
	2001	2002
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$38,240	$61,533
Accounts receivable	10,185	14,262
Current portion of non-current receivables	404,238	299,923

TOTAL CURRENT ASSETS	452,663	375,718

PROPERTY AND EQUIPMENT	0	0

OTHER ASSETS
Securities available for sale	225,142	10,227
Investments in non-public companies	56,500	0
Non-current receivables	528,800	371,290
Deposits	11,676	12,271

TOTAL OTHER ASSETS	822,118	393,788

TOTAL ASSETS	$1,274,781	$769,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$100	$10,558
Account payable - related parties	554,937	470,537
Accrued liabilities	12,208	9,021
Current portion of long-term debt
related parties	3,537	0

TOTAL CURRENT LIABILITIES	570,782	490,116

LONG-TERM LIABILITIES

Long-term debt, less current portion
related parties	428,848	0
Minority interest	94,496	0

TOTAL LONG-TERM LIABILITIES	523,344	0

TOTAL LIABILITIES	1,094,126	490,116

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
20,000,000 shares, issued 6,970,118 shares
at December 31, 2002 and March 31, 2002	69,701	69,701
Preferred stock-par value $.01; authorized
10,000,000 shares, issued 0 shares
at December 31, 2002 and March 31, 2002	0	0
Additional paid-in capital	8,075,850	8,075,850
Accumulated other comprehensive income	(152,291)	9,727
Accumulated deficit	(7,764,167)	(7,827,450)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	180,655	279,390

	$1,274,781	$769,506

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31	December 31
	2002	2001
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$709,024	$465,487
Interest and dividends	0	12
Realized gain from sales of securities
available for sale	7,664	0
Miscellaneous income	30,185	30,000

TOTAL REVENUES	746,873	495,499

OPERATING EXPENSES
Selling, general and administrative	585,557	656,454
Interest expense	3,537	16

TOTAL OPERATING EXPENSES	589,094	656,470

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES	157,779	(160,971)

MINORITY INTEREST	(94,496)	0

INCOME (LOSS) BEFORE INCOME TAXES	63,283	(160,971)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	63,283	(160,971)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(154,354)	1,903
Less: reclassification adjustment
for gains included in net income	(7,664)	0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(162,018)	1,903

COMPREHENSIVE INCOME (LOSS)	$ (98,735)	$(159,068)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,408,101

NET INCOME (LOSS) PER COMMON SHARE	$0.01	$(0.03)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31	December 31
	2002	2001
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$225,830	$164,744
Interest and dividends	0	0
Realized gain from sales of securities
available for sale	7,664	0
Miscellaneous income	10,185	15,000

TOTAL REVENUES	243,679	179,744

OPERATING EXPENSES
Selling, general and administrative	207,771	209,702
Interest expense	3,537	3

TOTAL OPERATING EXPENSES	211,308	209,705

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES	32,371	(29,961)

MINORITY INTEREST	(94,496)	0

INCOME (LOSS) BEFORE INCOME TAXES	(62,125)	(29,961)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(62,125)	(29,961)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		(165,899)		3,242
Less: reclassification adjustment
for gains included in net income		(7,664)		0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(173,563)		3,242

COMPREHENSIVE INCOME (LOSS)		$(235,688)	$	(26,719)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		6,945,118		6,408,101

NET INCOME (LOSS) PER COMMON SHARE	$	(0.01)		$0.00

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

	December 31	December 31
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$63,283	$(160,971)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	0	0
Realized gain from sales of securities available
for sale	7,664	0
Deposits (paid) received	595	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	4,077	10,096
Value of marketable securities	(222,579)	213,984
Increase (decrease) in:
Accounts payable	73,942	63,731
Accrued liabilities	(155,294)	(4,098)
Minority interest	94,496	0

NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	(133,816)	122,742

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable	(724,473)	(475,324)
Collection of notes receivable	620,158	503,420
(Increase) decrease in:
Non-current receivables	(157,510)	32,235
Acquisition of investments in
non-public companies	(56,500)	0

NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	(318,325)	60,331

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	428,848	0
Repayment of long-term debt	0	(215,887)

NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	428,848	(215,887)

INCREASE (DECREASE)IN CASH	(23,293)	(32,814)

CASH - BEGINNING	61,533	71,557

CASH - END	$38,240	$38,743

CASH PAID DURING THE PERIODS FOR:

Interest	$0	$16

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results of operations for the nine months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

2. RELATED PARTY TRANSACTION

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.(“ELS”), to purchase Medicare B receivables for 30% below the face value.  Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx.  The Company’s acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS.

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

On November 11, 2002, the Company filed a Schedule 13D.  This Schedule 13D relates to the common stock, $.01 par value per share (the "Common Stock"), of KSW, Inc (“KSW”).  The address of the principal executive offices of KSW is 37-16 23rd Street, Long Island City, New York 11101.  The Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”)in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller.  The purchase price was $1.00 per share, or an aggregate of $372,348.  Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005.  The Company will repay the Notes from its working capital.  The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller.  As of the close of business on November 7, 2002, the share price was $.80.  A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW.  The Company is reviewing whether or not it intends to pursue various alternative courses of action with respect to the management and operations of KSW with a view to increasing shareholder values.  No specific alternative courses of action are under active consideration by the Company.  However, unless management of KSW takes an active role in increasing shareholder value which is reflective in the market price of the KSW securities, the Company reserves the right to consider making an offer to purchase additional shares, which might include all of the outstanding shares of KSW.  The Company further reserves the right to increase, decrease or eliminate its investment in KSW or take any other action relative thereto.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2002

Critical Accounting Policies:

The discussion of the financial condition and results of operations are based upon the unaudited consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States.  As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available.  These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The Company has determined that the following accounting policies and estimates critical to the understanding of the Company’s consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts:

The Company derives it management fee revenue under the contractual provisions between the Company as the manager and the Professional Health Care Provider.  The Company earns its management fee based on a percentage of net revenue to be derived by the health care provider.  This management fee is recorded in the accounting records on an accrual basis as a percentage of the Professional Health Care Company's net revenues, which give effect to the difference between, established charges and estimated third-party payer payments.  The Company further provides an allowance for doubtful accounts to reduce its receivables to their net realizable value based on estimates by management for general factors such as the aging of the receivables and historical collection experience.

Statements of Operations:

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 30, 2001

Revenues totaled $746,873 during the nine months ended December 31, 2002, 51% higher than the $495,499 in revenues from the same period in the previous year.  Management fees increased to $709,024 from $465,487 due to more patient activity.  Included in the nine month revenues is $30,185 related to the Company’s portion of Healthcare Professional Billing Corp.  (HPB) under the 1996 transfer agreement compared to $30,000 for the same nine month period last year.

Operating expenses decreased by 10% to $589,094 for the nine months ended December 31, 2002 from $656,470 for the same period in the previous year.  In management’s opinion based on their review of receivable balances no additional allowances are required during the current nine months.

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is being recognized as $94,496 in this quarter ending December 31, 2002.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Revenues totaled $243,679 during the three months ended December 31, 2002, 36% higher than the $179,744 in revenues from the same period in the previous year.  Management fees increased to $225,830 from $164,744 due to more patient activity.  Included in the first quarter revenues is $10,185 related to the Company’s portion of Healthcare Professional Billing Corp.  (HPB) under the 1996 transfer agreement compared to $15,000 for the same three months in the previous year.

Operating expenses remained relatively unchanged up to $211,308 from $209,705 for the quarter ended December 31, 2002 and December 31, 2001 respectively.  In management’s opinion based on their review of receivable balances no additional allowances are required during the current quarter.

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is being recognized as $94,496 in this quarter ending December 31, 2002.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2002 cash amounted to $38,240, a decrease of $23,293 from the cash balance of $61,533 at March 31, 2002. This cash was used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB’s profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2002

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

Controls and Procedures:

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management including the Company’s Acting Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Acting Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 12, 2003	T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

	By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Elliot Gerstenhaber
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

Date: February 13, 2003

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

Date: February 13, 2003

	By:	/s/ Elliot Gerstenhaber
Elliot Gerstenhaber
Principal Financial Officer and Secretary

