Form 10KSB
period 2003-03-31
LEHMAN T H & CO INC
filed 2003-07-03
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended March 31, 2003.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from            to            .
                                    ----------    -----------

                       Commission file number  2-87738

                         T.H. LEHMAN & CO., INCORPORATED
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             Delaware                                22-2442356
-------------------------------------------------------------------------------
    (State or other jurisdiction                  (I.R.S./Employer
    of incorporation or organization)           Identification Number)

                4900 Woodway Drive, Suite 650, Houston, Texas 77056
-------------------------------------------------------------------------------
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

                Class                          Outstanding at June 19, 2003
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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $995,253.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $2,919,523 as of June 19, 2003.

                                  6,970,118
                                  _________
        (Number of shares of common stock outstanding as of June 19, 2003)

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

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp. to certain key employees of that company. Until that time, Healthcare Professional Billing Corp. was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company's subsequent to the transfer date, however, until advances made to HPB are paid off the Company will receive part of HPB's positive cash flow.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation leases office space in Burbank, California, which is utilized by Med-Fin Management Services, Inc., under an operating lease that expires on February 28, 2005. Monthly rental payments are $8,580, including all utilities.


ITEM 3.  LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company was informed that Director Farkas passed away on March 10, 2002. On October 3, 2002, the Company received written notice that Russell S. Molina resigned as a Director, President and Chairman of the Board of the Company to pursue other business opportunities effective October 3, 2002. The remaining Board members are Elliot Gerstenhaber and Raffaele Attar. The Board has named Raffaele Attar as acting CEO and Chairman of the Board, while it begins a search for a replacement. On February 14, 2003, the Company received the resignation letter of Elliot Gerstenhaber as Secretary and Treasurer. The Board named Gary Poe as the new Secretary and Treasurer of the Company.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)       Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2003 are as follows:

For the Quarter Ended                      High                     Low

        June 30, 2001                      $ .40                   $ .38
        September 30, 2001                 $ .41                   $ .41
        December 31, 2001                  $ .60                   $ .60
        March 31, 2002                     $ .55                   $ .51

        June 30, 2002                      $ .51                   $ .51
        September 30, 2002                 $ .51                   $ .51
        December 31, 2002                  $ .51                   $ .51
        March 31, 2003                     $ .51                   $ .51

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)   Number of Holders of Common Stock

As of June 19, 2003 the Company had approximately 135 shareholders of record. Cede & Co. was the registered holder of 1,041,871 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)   Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2003.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies:

The discussion of the financial condition and results of operations are based upon the audited consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company has determined that the following accounting policies and estimates are critical to the understanding of the Company's consolidated financial statements.

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

Statements of Operations:

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Revenues totaled $995,253 during the fiscal year ended March 31, 2003, 37% higher than the prior year's revenues of $726,534. Management fees increased 46% from $649,725 to $950,631 for the year ending March 31, 2003. Included in the total 2003 revenues is $36,958 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $52,626 in 2002 related to its portion. Interest expense increased from $16 for the fiscal year ended March 31, 2002 to $9,882 for the fiscal year ended March 31, 2003. This is due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. General and Administrative expenses increased 4.9% to $931,559 from $888,050 mainly due to higher payroll related to increased management fees and collections.

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

Liquidity, Capital Resources and Income Taxes

At March 31, 2003 cash amounted to $112,332 an increase of $50,799 over the cash balance of $61,533 at March 31, 2002.

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

At March 31, 2003, the Company had an operating tax loss carryforward of approximately $5,474,000.

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

(See  Index  Exhibits  Part  IV  Item  13  (a)  Financial  Statements:  F1)


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name                     Age           Director Since                 Position

Elliot Gerstenhaber      57                1996                       Director
Raffaele Attar           30                2000                       Director
Gary Poe                 36                                Secretary/Treasurer

On June 14, 2002 the Company was informed that Director Farkas passed away on March 10, 2002. On October 3, 2002, the Company received written notice that Russell S. Molina resigned as a Director, President and Chairman of the Board of the Company to pursue other business opportunities effective October 3, 2002. The remaining Board members are Elliot Gerstenhaber and Raffaele Attar. The Board has named Raffaele Attar as acting CEO and Chairman of the Board, while it begins a search for a replacement. On February 14, 2003, the Company received the resignation letter of Elliot Gerstenhaber as Secretary and Treasurer. The Board named Gary Poe as the new Secretary and Treasurer of the Company.

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

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 6 years of experience as an investment analyst including 4 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors of Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

Gary Poe is a 1989 graduate of Sam Houston State University holding a B.A. degree in General Business. Mr. Poe has been associated with Woodco Fund Management (WFM) since March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has over 14 years of financial accounting experience.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2003, 2002, and 2001.

     Name and                                               Restricted
     Principal                                                Stock
     Position                     Year        Salary         Awards
 None                             2003        $     0        $     0
 None                             2002        $     0        $     0
 None                             2001        $     0        $     0

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 19, 2003:

Name and Address Of                   Amount and Nature Of   Percent of Class
 Beneficial Owner                       Beneficial Owner

Title of Class
(a) Common Stock

          Monahan Corporation, N.V.   (2)
          Landhuis Joonchi                 3,144,238                45.11%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Burton, N.V.                (2)
          Landhuis Joonchi                   281,383                 4.04%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands Antilles

          Russell Molina              (3)
          6616 Sewanee                       480,000                 6.89%
          Houston, Texas 77005

          Beech Glen, Inc.            (1)
          c/o Capital Holdings, Inc.         598,164                 8.58%
          4900 Woodway, Suite 650
          Houston, TX 77056

          New Horizons Investments Fund N.V. (2)
          Landhuis Joonchi                   610,538                 8.76%
          Kaya Richard J. Beaujon z/n
          P.O. Box 837
          Curacao, Netherlands, Antilles



(b) Security Ownership of Management

          Dibo Attar              (1)        200,000

          Elliot Gerstenhaber                     -0-

 Raffaele Attar                      90,400

          Directors and Officers
          as Group 5 persons               5,404,723                 77.54%
          (1) (2) (3)



Notes to Table of Beneficial Owners and Management:

(1) Dibo Attar is a consultant to Capital Holdings, Inc., parent to Beech Glen, Inc. and father of Raffaele Attar.

(2) Monahan Corporation, N.V., Burton, N.V., and New Horizons Investments Fund, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

(3) Russell Molina resigned as Director and President of T.H. Lehman & Co., Inc. effective October 3, 2002.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 4900 Woodway Drive, Suite 650, Houston, Texas 77056.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2003 and March 31, 2002, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company, in the amount of $139,342 and $139,200 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.("ELS"), to purchase Medicare B receivables for 30% below the face value. Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx. The Company's acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS. ELS has an obligation to the Company at March 31, 2003 of $20,000.

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

On December 6, 2003 the Company borrowed $56,500 from a related entity in exchange for an interest-bearing, nonrecourse note. The note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before December 5, 2005. The Company will repay the Note from its working capital. With the proceeds, the Company acquired 80,000 convertible preference shares of Famoice ("Famoice") Technology Pty Ltd. The purchase price was $56,500. The Company secured the Note with the convertible preference shares of Famoice.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2003 all Section 16(a) filing requirements were complied with in a timely manner.

                                      PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
           As of March 31, 2003 and 2002
Consolidated Statements of Operations
          Years Ended March 31, 2003 and 2002
Consolidated Statements of Changes in Stockholders' Equity
          Years Ended March 31, 2003 and 2002
Consolidated Statements of Cash Flows
          Years Ended March 31, 2003 and 2002
Notes to Consolidated Financial Statements

     (a)  Financial  Statements - See Index to Financial Statements at Page F-1.

     (b)  Reports  on  Form 8-K. - Form 8-K was filed October 8, 2002 disclosing
          Russell S. Molina's resignation during fiscal year ending March 31, 2003.

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



Controls and Procedures:

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management including the Company's Acting Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Acting Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  July 2, 2003
                              T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


                              By:   /s/ Raffaele Attar
                                    Raffaele Attar
                                    Acting Chairman and
                                    Chief Executive Officer


                              By:   /s/ Gary Poe
                                    Gary Poe
                                    Principal Financial Officer
                                    and Secretary

                                  CERTIFICATION
                                  -------------

I, Raffaele Attar, certify that:

1. I have reviewed this annual report on Form 10-KSB of T.H. LEHMAN & CO., INCORPORATED;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

                       By:      /s/ Raffaele Attar
                                ------------------
                                Raffaele Attar
                                Acting Chairman and
                                Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Gary Poe, certify that:

1. I have reviewed this annual report on Form 10-KSB of T.H. LEHMAN & CO., INCORPORATED;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003

                       By:     /s/ Gary Poe
                               ------------
                               Gary Poe
                               Principal Financial Officer
                               and Secretary

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Auditor                                          F-2

Consolidated Balance Sheets
           As of March 31, 2003 and 2002                               F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
          Years Ended March 31, 2003 and 2002                          F-4

Consolidated Statements of Stockholders' Equity
          Years Ended March 31, 2003 and 2002                          F-4

Consolidated Statements of Cash Flows
          Years Ended March 31, 2003 and 2002                          F-5

Notes to Consolidated Financial Statements                             F-6

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.


Jeffrey S. Gilbert, CPA


Los Angeles, California
June 24, 2003

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND MARCH 31, 2002

                                ASSETS

                                                          2003        2002
                                                       ----------  ----------
CURRENT ASSETS

Cash                                                   $  112,332  $   61,533
Accounts receivable                                        10,189      14,262
Current portion of non-current receivables
(Note 4)                                                  367,440     299,923
                                                       ----------  ----------

TOTAL CURRENT ASSETS                                      489,961     375,718

PROPERTY AND EQUIPMENT AT COST,
  less accumulated depreciation of $148,531 at
  March 31, 2003 and $148,531 at March 31, 2002
  (Note 5)                                                      0           0

OTHER ASSETS
Securities available for sale (Notes 3 and 10)            324,357      10,227
Investments in non-public companies (Note 10)              56,500           0
Non-current receivables (Note 4)                          432,878     371,290
Deposits                                                   11,676      12,271
                                                       ----------  ----------

TOTAL OTHER ASSETS                                        825,411     393,788
                                                       ----------  ----------
TOTAL ASSETS                                           $1,315,372  $  769,506
                                                       ==========  ==========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                       $   14,819  $   10,558
Accounts payable - related party (Note 10)                589,737     470,537
Accrued liabilities                                         1,686       9,021
Current portion of long-term debt (Note 6)-related          9,882           0
                                                       ----------  ----------

TOTAL CURRENT LIABILITIES                                 616,124     490,116

LONG-TERM LIABILITIES

Long-term debt, less current portion
  related parties (Note 6)                                428,848           0
Minority interest                                          72,600           0
                                                       ----------  ----------
TOTAL LONG-TERM LIABILITIES                               501,448           0

          TOTAL LIABILITIES                             1,117,572     490,116

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 7)
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at March 31, 2003 and 2002                               69,701      69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at March 31, 2003 and 2002                                    0           0
Additional paid-in capital                              8,075,850   8,075,850
Unrealized gain on investments                         (   53,076)      9,727
Accumulated deficit                                    (7,846,237) (7,827,450)
Treasury stock at cost - 25,000 shares                 (   48,438) (   48,438)
                                                       ----------  ----------

TOTAL STOCKHOLDERS' EQUITY                                197,800     279,390
                                                       ----------  ----------
                                                       $1,315,372  $  769,506
                                                     ============  ==========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002

                                                          2003        2002
                                                       ----------  ----------
REVENUES
Management and billing fees, net of
  allowances                                           $  950,631  $  649,725
Income from finance receivables                                 0           0
Interest and dividends                                          0          12
Realized gain from sales of securities
  available for sale                                        7,664           0
Miscellaneous income                                       36,958      76,797
                                                       ----------  ----------
TOTAL REVENUES                                            995,253     726,534

OPERATING EXPENSES
Selling, general and administrative                       931,559     888,050
Interest expense                                            9,882          16
                                                       ----------  ----------
TOTAL OPERATING EXPENSES                                  941,441     888,066
                                                       ----------  ----------
INCOME / (LOSS) BEFORE MINORITY INTEREST & INCOME          53,812    (161,532)

MINORITY INTEREST                                         (72,600)          0
                                                       ----------  ----------
INCOME / (LOSS) BEFORE INCOME TAXES                       (18,788)   (161,532)

PROVISION FOR INCOME TAXES (Note 8)                             0           0
                                                       ----------  ----------

NET LOSS                                                  (18,788)   (161,532)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities                      (55,138)      1,252
Less: reclassification adjustment for
      Gain included in net income                          (7,664)          0
                                                       ----------  ----------

TOTAL OTHER COMPREHENSIVE INCOME                          (62,802)      1,252
                                                       ----------  ----------

COMPREHENSIVE INCOME (LOSS)                            $  (81,590) $ (160,280)
                                                       ==========  ==========
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      6,945,118   6,945,118
                                                       ==========  ==========

BASIC LOSS PER COMMON SHARE                           $     (0.00) $    (0.02)
                                                       ==========  ==========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002
BALANCE

    Common Stock                                Unreal.    Treasury Stock
 ------------------  Additional                 Gain on   -----------------
  Shares              Paid-in    Accumulated   Sec Avail.    for Shares
  Issued     Amount   Capital      Deficit     for sale    Held    Amount       Total
---------  --------  ----------  ------------  ---------  ------  ---------  -----------
6,970,118  $ 69,701  $8,075,850  $(7,665,918)  $  8,475   25,000  $(48,438)  $  439,670

Unrealized gain on securities
  available for sale:                             1,252                           1,252
Net loss                            (161,532)                                  (161,532)
---------  --------  ----------  ------------  ---------  ------  ---------  -----------
BALANCE, March 31, 2002:

6,970,118  $ 69,701  $8,075,850  $(7,827,450)  $  9,727   25,000  ($48,438)  $  279,390
---------  --------  ----------  ------------  ---------  ------  ---------  -----------
Unrealized gain on securities
  available for sale                            (62,803)                        (62,803)
Net loss                             (18,787)                                   (18,787)
---------  --------  ----------  ------------  ---------  ------  ---------  -----------
BALANCE, March 31, 2003:

6,970,118  $ 69,701  $8,075,850  $(7,846,237)  $(53,076)  25,000  ($48,438)  $  197,800
=========  ========  ==========  ============  =========  ======  =========  ===========

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002


                                                          2003        2002
                                                      -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                              $  (18,788)  $(161,532)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                  0           0
Provision for bad debts                                  131,065     124,168
Realized gain from sales of securities available
   for sale                                                7,664           0
Deposits (paid) received                                     595           0
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                                    4,073      (4,166)
    Prepaid expenses and other current assets                  0           0
    Value of marketable securities                      (321,794)    214,635
    Increase (decrease) in:
    Accounts payable                                     123,462      98,989
    Accrued liabilities                                  (60,256)    (30,456)
    Minority interest                                     72,600           0
                                                      -----------  ----------
NET CASH REQUIRED BY
  OPERATING ACTIVITIES                                   (61,379)    241,638
                                                      -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Loans made evidenced by notes receivable            (1,046,687)   (756,062)
  Collection of notes receivable                         848,105     741,933
  (Increase) decrease in non current receivables         (61,588)    (21,646)
  Acquisition of investments in non-public companies     (56,500)          0
  Acquisition of securities available for sale                 0           0
                                                      -----------  ----------
NET CASH USED IN
  INVESTING ACTIVITIES                                  (316,670)    (35,775)
                                                      -----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Proceeds of long-term debt                             428,848           0
  Repayment of long-term debt                                  0    (215,887)
                                                      -----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                428,848    (215,887)
                                                      -----------  ----------
INCREASE (DECREASE)IN CASH                                50,799     (10,024)

CASH - BEGINNING                                          61,533      71,557
                                                      -----------  ----------

CASH - END                                            $  112,332   $  61,533
                                                      ===========  ==========
CASH PAID DURING THE PERIODS FOR:

  Interest                                            $        0   $      16
                                                      ===========  ==========


See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, provides medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

2.   NON CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2003 and March 31, 2002 is as follows:

                                                 March 31, 2003  March 31,2002
                                                 --------------  -------------
Financial Position:
Current Assets                                   $      122,618  $     126,577

Property and equipment                                      180            658
                                                 --------------  -------------
Total assets                                     $      122,798  $     127,235
                                                 ==============  =============

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002
Current liabilities(including
  due to the Company of $169,756)                $     262,434   $    296,722
Long-term obligations (a)                              103,719        112,700
Stockholders' deficiency                              (243,355)      (282,187)
                                                 --------------  -------------
Total liabilities and stockholders'
  deficiency                                     $     122,798   $    127,235
                                                 ==============  =============

Results of Operation:
Revenues                                         $     267,897   $    316,454
Operating Expenses                                     229,065        253,173
                                                 --------------  -------------
Net income                                       $      38,832   $     63,281
                                                 ==============  =============

(a) Certain creditors of HPB are also creditors of the Company.

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company with the concurrence of the related entities of the Company, has elected that it's advances (non-interest bearing) are to be liquidated in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $169,756, although fully reserved by the Company. During the year ended March 31, 2003 the Company received $44,447.

3.   SECURITIES AVAILABLE FOR SALE
                                                       2003         2002
                                                 --------------  -------------
KSW, Inc.                                              324,357          6,474

Netsmart Technologies, Inc                                   0          3,753
                                                 --------------  -------------
                                                 $     324,357   $     10,227
                                                 ==============  =============

Unrealized gains and losses for marketable equity securities at March 31, 2003 and 2002 are as follows:

                                       2003                    2002
                              ---------------------    --------------------
                               Current  Non-Current    Current  Non-Current

Aggregate Cost                $      0  $  377,434     $   500  $         0

Aggregate Market Value        $      0  $  324,358     $ 3,753  $     6,474

Net Unrealized Gains          $      0  $  (53,076)    $ 3,253  $     6,474


4. NON-CURRENT RECEIVABLES

     Non-current receivables at March 31, 2003 and March 31, 2002 consisted of the following:
                                                          2003        2002
                                                      -----------  -----------
Assigned medical billings net of allowances of
which $364,360 of the unpaid is expected to be
collected during the current fiscal year.             $1,447,093   $1,186,924

Working capital advances at 12% per annum interest
to a provider of medical services who has contracted
with the Company to provide management services.
None of these advances are expected to be collected
during the current fiscal year, nor is interest
being accrued.                                         1,037,530    1,037,530
                                                      -----------  -----------
                                                       2,484,623    2,224,454
          Less Allowance for Uncollectible            (1,684,305)  (1,553,241)
                                                      -----------  -----------
                                                         800,318      671,213
          Less Current Portion                          (367,440)    (299,923)
                                                      -----------  -----------
                                                      $  432,878   $  371,290
                                                      ===========  ===========

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 and March 31, 2002 consisted of the following:

                                Life                   2003         2002
                                                   -----------  ----------

Machinery and Equipment       5-10 Years           $    6,730   $   6,730
Leasehold Improvements        5-10 Years                  500         500
Furniture and Fixtures        5-10 Years              141,301     141,301
                                                   -----------  ----------
                                                      148,531     148,531
         Less Accumulated Depreciation               (148,531)   (148,531)
                                                   -----------  ----------
                                                   $        0   $       0
                                                   ===========  ==========

6. LONG-TERM DEBT

Long-term debt including  accrued  interest at March 31, 2003 and March 31, 2002 consisted of the following:
                                                            2003          2002
                                                        ------------   ----------
Related Party:
Note payable of $10,000 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)           $  10,237   $      0

Note payable of $121,805 principal plus accrued
nninterest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)             124,688          0

Note payable of $97,043 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)              99,340          0

Note payable of $34,000 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)              34,805          0

Note payable of $13,000 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)              13,308          0

Note payable of $17,000 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)              17,402          0

Note payable of $79,500 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on November 6, 2005 for
acquisition of certain public shares. (Note 10)              81,382          0

Note payable of $56,500 principal plus accrued
interest at 6%, payable in annual installments
of interest only, all due on December 5, 2005 for
acquisition of certain non-public shares. (Note 10)          57,568          0
                                                        ------------  ---------
                                                          $ 438,730   $      0
               Less Current Portion                        (  9,882)  (      0)
                                                          ----------  ---------
                                                          $ 428,848   $        0
                                                          ==========   ==========

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2004 - $0; 2005 - $0; 2006 - $428,848.

7.   STOCKHOLDERS'  EQUITY



8.   INCOME  TAXES

At March 31, 2003, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $5,474,000 available to reduce future taxable income, if any, expiring through 2016. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

9. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring February 28, 2005. Minimum annual future rentals on each of the years ending March 31 are as follows: 2004 - $94,283: 2005 - $86,426

Rent expense amounted to $106,917 and $102,644 for the years ended March 31, 2003 and 2002, respectively.

Medical Management Agreement - The Company has entered into an agreement with a medical provider whereby the Company provides management and marketing services and the leasing of facilities, furniture, fixtures and equipment for a fee equal to 70% of the provider's medical fee revenues (net of allowance for uncollectible accounts), plus 100% of the office lease rent expense. The agreement is automatically renewed from year to year unless either party gives 90 days notice of non-renewal prior to the renewal term.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

10.  RELATED  PARTY  TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $139,342 and $139,200 for the years ended March 31, 2003 and 2002, respectively.

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.("ELS"), to purchase Medicare B receivables for 30% below the face value. Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx. The Company's acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS. ELS has an obligation to the Company at March 31, 2003 of $20,000.

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

On December 6, 2003 the Company borrowed $56,500 from a related entity in exchange for an interest-bearing, nonrecourse note. The note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before December 5, 2005. The Company will repay the Note from its working capital. With the proceeds, the Company acquired 80,000 convertible preference shares of Famoice ("Famoice") Technology Pty Ltd. The purchase price was $56,500. The Company secured the Note with the convertible preference shares of Famoice.

Certain of the Company's creditors (See Note 6) are related as a result of one of the Company's principal stockholders being a consultant to these entities.