Form 10QSB
period 2003-06-30
LEHMAN T H & CO INC
filed 2003-08-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                4900 Woodway, Suite 650, Houston, Texas 77056
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

                Class                          Outstanding at August 06, 2003
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


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended June 30, 2003.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended March 31, 2003.

         The results reflected for the three months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2003 AND MARCH 31, 2003

                                                  June 30      March 31
                                                    2003         2003
                                                (Unaudited)
                                                -----------  -----------
                          ASSETS
CURRENT ASSETS

Cash                                             $   132,641  $  112,332
Accounts receivable                                    6,637      10,189
Current portion of non-current receivables           389,823     367,440
                                                 -----------  -----------
TOTAL CURRENT ASSETS                                 529,101     489,961

PROPERTY AND EQUIPMENT                                     0           0

OTHER ASSETS
Securities available for sale                        305,278     324,357
Investments in non-public companies                   56,500      56,500
Non-current receivables                              453,006     432,878
Deposits                                              11,676      11,676
                                                 -----------  -----------
TOTAL OTHER ASSETS                                   826,460     825,411
                                                 -----------  -----------
TOTAL ASSETS                                     $ 1,355,561  $1,315,372
                                                 ===========  ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                 $     1,300  $   14,819
Account payable - related parties                    619,537     589,737
Accrued liabilities                                   16,930       1,686
Current portion of long-term debt
   related parties                                    16,297       9,882
                                                 -----------  -----------
TOTAL CURRENT LIABILITIES                            654,064     616,124

LONG-TERM LIABILITIES

Long-term debt, less current portion
   related parties                                   428,848     428,848
Minority interest                                     97,300      72,600
                                                 -----------  -----------
TOTAL LONG-TERM LIABILITIES                          526,148     501,448


          TOTAL LIABILITIES                        1,180,212   1,117,572

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
  20,000,000 shares, issued 6,970,118 shares
  at June 30, 2003 and March 31, 2003                 69,701      69,701
Preferred stock-par value $.01; authorized
  10,000,000 shares, issued 0 shares
  at June 30, 2003 and March 31, 2003                      0           0
Additional paid-in capital                         8,075,850   8,075,850
Accumulated other comprehensive income              ( 72,155)   ( 53,076)
Accumulated deficit                               (7,849,609) (7,846,237)
Treasury stock at cost - 25,000 shares               (48,438)    (48,438)
                                                  ----------  ----------

TOTAL STOCKHOLDERS' EQUITY                           175,349     197,800
                                                  ----------  ----------
                                                 $ 1,355,561  $1,315,372
                                                 ===========  ===========

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                   June 30     June 30
                                                    2003         2002
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------
REVENUES
Management fees, net of allowances               $  232,511   $  217,597
Miscellaneous income                                  6,637       10,000
                                                -----------  ------------
TOTAL REVENUES                                      239,148      227,597

OPERATING EXPENSES
Selling, general and administrative                 211,405      194,876
Interest expense                                      6,415            0
                                                 -----------  -----------
TOTAL OPERATING EXPENSES                            217,820      194,876
                                                 -----------  -----------
INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES                                     21,328       32,721

MINORITY INTEREST                                  ( 24,700)           0
                                                 -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES                  (  3,372)      32,721

PROVISION FOR INCOME TAXES                                0            0
                                                 -----------  -----------
NET INCOME (LOSS)                                  (  3,372)      32,721

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities               ( 19,080)       1,298
Less:  reclassification adjustment
  for gains included in net income                        0            0
                                                 -----------  -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)            ( 19,080)       1,298
                                                 -----------  -----------
COMPREHENSIVE INCOME (LOSS)                      $ ( 22,452)  $   34,019
                                                 ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                6,945,118    6,945,118
                                                 ===========  ===========

NET INCOME (LOSS) PER COMMON SHARE               $     0.00    $    0.00
                                                 ===========  ===========


See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                                   June 30     June 30
                                                    2003         2002
                                                 (Unaudited)  (Unaudited)
                                                 -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                $ (  3,372)  $   32,721
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
Deposits (paid) received                                  0      (   433)
Changes in operating assets and liabilities:
    (Increase) decrease in:
    Accounts receivable                               3,552        4,262
    Value of marketable securities                   19,079      ( 1,298)
    Increase (decrease) in:
    Accounts payable                                 16,281       24,342
    Accrued liabilities                               2,579       13,853
    Minority interest                                24,700            0
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  OPERATING ACTIVITIES                               62,819       73,446
                                                 -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable           (251,314)    (169,967)
Collection of notes receivable                      228,932      148,272
  (Increase) decrease in:
  Non-current receivables                          ( 20,128)    ( 96,403)
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  INVESTING ACTIVITIES                             ( 42,510)    (118,098)
                                                 -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt                                0            0
Repayment of long-term debt                               0            0
                                                 -----------  -----------
NET CASH PROVIDED BY (REQUIRED BY)
  FINANCING ACTIVITIES                                    0            0
                                                 -----------  -----------
INCREASE (DECREASE)IN CASH                           20,309     ( 44,651)

CASH - BEGINNING                                    112,332       61,533
                                                 -----------  -----------
CASH - END                                       $  132,641   $   16,882
                                                 ===========  ===========
CASH PAID DURING THE PERIODS FOR:

  Interest                                       $        0   $        0
                                                 ===========  ===========
See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2003


1.     COMMENTS

The  accompanying  unaudited  consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2003 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2003 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.


2.     RELATED PARTY TRANSACTION

On August 11, 2003, the Company signed a Convertible Promissory Note ("Note") Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated ("Rollouts"). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes.


T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2003


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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2003

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company has determined that the following accounting policies and estimates critical to the understanding of the Company's consolidated financial statements.

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


Statements of Operations:

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenues totaled $239,148 during the three months ended June 30, 2003, 5% higher than the $227,597 in revenues from the same period in the previous year. Management fees increased to $232,511 from $217,597 due to more patient activity. Included in the three month revenues is $6,637 related to the Company's portion of Healthcare Professional Billing Corp. (HPB) under the
1996 transfer agreement compared to $10,000 for the same nine month period last year.

Operating expenses increased by 12% to $217,820 for the three months ended June 30, 2003 from $194,876 for the same period in the previous year. Interest expenses increased to $6,415 from $0, due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. General and Administrative expenses increased 8.5% to $211,405 from $194,876 mainly due to higher payroll related to increased management fees and collections. In management's opinion based on their review of receivable balances no additional allowances are required during the current three months.

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is being recognized as $24,700 in this quarter ending June 30, 2003.


Liquidity, Capital Resources and Income Taxes:

At June 30, 2003 cash amounted to $132,641, an increase of $20,309 from the cash balance of $112,332 at March 31, 2003. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB's profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2003

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

At March 31, 2003, the Company had an operating tax loss carry forward of approximately $5,474,000.


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

DATE:  August 11, 2003
                               T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES


                               By:     /s/ Raffaele Attar
                                       ------------------
                                       Raffaele Attar
                                       Acting Chairman and
                                       Chief Executive Officer


                               By:     /s/ Gary Poe
                                       ------------
                                       Gary Poe
                                       Principal Financial Officer
                                       and Secretary

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

Date: August 11, 2003

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

Date: August 11, 2003

                                By:     /s/ Gary Poe
                                        ------------
                                        Gary Poe
                                        Principal Financial Officer
                                        and Secretary