Form 10QSB
period 2003-09-30
LEHMAN T H & CO INC
filed 2003-11-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number: 2-87738

T.H. LEHMAN & CO., INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	4900 Woodway, Suite 650, Houston, Texas 77056	22-2442356

(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices)	(I.R.S./Employer Identification Number)

Issuer's telephone number, including area code:		(713) 621-8404

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2003

Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):  Yes ☒  No ☐

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months ended September 30, 2003.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2003.

The results reflected for the six months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2003 AND MARCH 31, 2003

	September 30	March 31
	2003	2003
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$11,372	$112,332
Accounts receivable	13,727	10,189
Current portion of non-current related party	1,450	20,000
Current portion of non-current receivables	421,976	347,440

TOTAL CURRENT ASSETS	448,525	489,961

PROPERTY AND EQUIPMENT	0	0

OTHER ASSETS
Securities available for sale	316,726	324,357
Investments in non-public companies	56,500	56,500
Non-current receivables – related party	46,000	0
Non-current receivables	547,967	432,878
Deposits	16,676	11,676

TOTAL OTHER ASSETS	983,869	825,411

TOTAL ASSETS	$1,432,394	$1,315,372

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$500	$14,819
Account payable – related parties	654,337	589,737
Accrued liabilities	29,125	1,686
Current portion of long-term debt
related parties	23,057	9,882

TOTAL CURRENT LIABILITIES	707,019	616,124

LONG-TERM LIABILITIES

Long-term debt, less current portion
related parties	453,848	428,848
Minority interest	137,000	72,600

TOTAL LONG-TERM LIABILITIES	590,848	501,448

TOTAL LIABILITIES	1,297,867	1,117,572

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at September 30, 2003 and March 31, 2003	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at September 30, 2003 and March 31, 2003	0	0
Additional paid-in capital	8,075,850	8,075,850
Accumulated other comprehensive income	(60,708)	(53,076)
Accumulated deficit	(7,901,878)	(7,846,237)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	134,527	197,800

	$1,432,394	$1,315,372

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

		September 30	September 30
		2003	2002
		(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances		$444,283	$483,194
Interest and dividends		1,793	0
Miscellaneous income		20,364	20,000

TOTAL REVENUES		466,440	503,194

OPERATING EXPENSES
Selling, general and administrative		444,506	377,786
Interest expense		13,175	0

TOTAL OPERATING EXPENSES		457,681	377,786

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES		8,759	125,408

MINORITY INTEREST		(64,400)	0

INCOME (LOSS) BEFORE INCOME TAXES		(55,641)	125,408

PROVISION FOR INCOME TAXES		0	0

NET INCOME (LOSS)		(55,641)	125,408

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		(7,632)	3,880
Less: reclassification adjustment for gains included in net income		0	0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(7,632)	3,880

COMPREHENSIVE INCOME (LOSS)	$	(63,273)	$129,288

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		6,945,118	6,945,118

NET INCOME (LOSS) PER COMMON SHARE	$	(0.01)	$0.02

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	September 30	September 30
	2003	2002
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$211,772	$265,597
Interest and dividends	1,793	0
Miscellaneous income	13,727	10,000

TOTAL REVENUES	227,292	275,597

OPERATING EXPENSES
Selling, general and administrative	233,101	182,230
Interest expense	6,760	0

TOTAL OPERATING EXPENSES	239,861	182,230

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES	(12,569)	93,367

MINORITY INTEREST	(39,700)	0

INCOME (LOSS) BEFORE INCOME TAXES	(52,269)	93,367

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	(52,269)	93,367

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		11,448	2,582
Less: reclassification adjustment for gains included in net income		0	0

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		11,448	2,582

COMPREHENSIVE INCOME (LOSS)	$	(40,821)	$95,949

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		6,945,118	6,945,118

NET INCOME (LOSS) PER COMMON SHARE		$(0.01)	$0.01

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

		September 30	September 30
		2003	2002
		(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$	(55,641)	$125,408
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Deposits (paid) received		(5,000)	(433)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(3,538)	4,262
Value of marketable securities		7,631	(3,880)
Increase (decrease) in:
Accounts payable		50,281	54,742
Accrued liabilities		32,982	6,969
Minority interest		64,400	0

NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES		91,115	187,068

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		(556,052)	(441,283)
Loans made evidenced by notes receivable -
related party		18,550	(20,000)
Collection of notes receivable		481,516	386,408
(Increase) decrease in:
Non-current receivables – related party		(46,000)	0
Non-current receivables		(115,089)	(122,620)

NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES		(217,075)	(197,495)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt		25,000	0
Repayment of long-term debt		0	0

NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES		25,000	0

INCREASE (DECREASE) IN CASH		(100,960)	(10,427)

CASH - BEGINNING		112,332	61,533

CASH - END		$11,372	$51,106

CASH PAID DURING THE PERIODS FOR:

Interest		$0	0

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

2.  RELATED PARTY TRANSACTION

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.("ELS"), to purchase Medicare B receivables for 30% below the face value, payable in annual installments of interest only bearing an interest rate of 6% for a 3 year term. Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx. The Company’s acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS. ELS had a principal obligation to the Company at March 31, 2003 of $20,000 and currently has a principal obligation of $46,000. The first interest payment of $1,292.05 was received subsequent to the quarter ending September 30, 2003.

On August 11, 2003, the Company signed a Convertible Promissory Note ("Note") Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated ("Rollouts"). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. As of September 30, 2003, the Company has advanced $25,000 under this agreement.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2003

Introduction:

During the 2003 California legislative session, a bill was passed which impacts worker’s compensation medical regulations. After review of the laws, Management does not feel the new regulations will have a material impact on future revenues of the Company. It is Management’s current opinion that most of the new regulations do not affect the Company’s business practice.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2003

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

Statements of Operations:

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

Revenues totaled $466,440 during the six months ended September 30, 2003, 7% lower than the $503,194 in revenues from the same period in the previous year. Management fees decreased from $483,194 from $444,283 due to less patient activity. Included in the six month revenues is $20,364 related to the Company’s portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement compared to $20,000 for the same six month period last year.

Operating expenses increased by 21% to $457,681 for the six months ended September 30, 2003 from $377,786 for the same period in the previous year. General and Administrative expenses increased 17.7% to $444,506 from $377,786 mainly due to higher payroll related to increasing management fees and collections. Interest expenses increased to $13,175 from $0, due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. In management’s opinion based on their review of receivable balances no additional allowances are required during the current three months.

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is being recognized as $64,400 in this quarter ending September 30, 2003.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues totaled $227,292 during the three months ended September 30, 2003, 18% lower than the $275,597 in revenues from the same period in the previous year. Management fees decreased to $211,772 from $265,597 due to less patient activity. Included in the three month revenues is $13,727 related to the Company’s portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement compared to $10,000 for the same three month period last year.

Operating expenses increased by 31.6% to $239,861 for the three months ended September 30, 2003 from $182,230 for the same period in the previous year. General and Administrative expenses increased 27.9% to $233,101 from $182,230 mainly due to higher payroll related to increasing management fees and collections. Interest expenses increased to $6,760 from $0, due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. In management’s opinion based on their review of receivable balances no additional allowances are required during the current three months.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2003

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is being recognized as $39,700 in the three months ending September 30, 2003.

Liquidity, Capital Resources and Income Taxes:

At September 30, 2003 cash amounted to $11,372 a decrease of $100,960 from the cash balance of $112,332 at March 31, 2003. The cash was used to fund operations.

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

DATE: November 6, 2003	T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

	By:	/s/ Raffaele Attar

Raffaele Attar
Acting Chairman and Chief Executive Officer

	By:	/s/ Gary Poe

Gary Poe
Principal Financial Officer and Secretary

