Form 10QSB
period 2003-12-31
LEHMAN T H & CO INC
filed 2004-02-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2003

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

1155 Dairy Ashford, Suite 806, Houston, Texas 77079

(Address of principal executive offices)

Issuer's telephone number, including area code: (281) 870-1197

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 4, 2004

Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2003.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2003.

The results reflected for the nine months ended December 31, 2003 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED BALANCE SHEETS DECEMBER 31, 2003 AND MARCH 31, 2003

	December 31	March 31
	2003	2003
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$575	$112,332
Accounts receivable	6,880	10,189
Current portion of non-current related party	854	20,000
Current portion of non-current receivables	461,673	347,440

TOTAL CURRENT ASSETS	469,982	489,961

PROPERTY AND EQUIPMENT	0	0

OTHER ASSETS
Securities available for sale	236,590	324,357
Investments in non-public companies	56,500	56,500
Non-current receivables – related party	46,000	0
Non-current receivables	551,250	432,878
Deposits	16,676	11,676

TOTAL OTHER ASSETS	907,016	825,411

TOTAL ASSETS	$1,376,998	$1,315,372

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable	$0	$14,819
Account payable – related parties	689,137	589,737
Accrued liabilities	14,738	1,686
Current portion of long-term debt related parties	30,046	9,882
Current portion of minority interest payable	102,667	0

TOTAL CURRENT LIABILITIES	836,588	616,124

LONG-TERM LIABILITIES

Long-term debt, less current portion related parties	453,848	428,848
Long-term portion of minority interest payable	0	72,600

TOTAL LONG-TERM LIABILITIES	453,848	501,448

TOTAL LIABILITIES	1,290,436	1,117,572

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2003 and March 31, 2003	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2003 and March 31, 2003	0	0
Additional paid-in capital	8,076,340	8,075,850
Accumulated other comprehensive income	(140,843)	(53,076)
Accumulated deficit	(7,870,198)	(7,846,237)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	86,562	197,800

	$1,376,998	$1,315,372

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME NINE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

		December 31	December 31
		2003	2002
		(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances		$651,485	$709,024
Interest and dividends		3,118	0
Realized gain from sales of securites available for sale		0	7,664
Miscellaneous income		27,245	30,185

TOTAL REVENUES		681,848	746,873

OPERATING EXPENSES
Selling, general and administrative		621,245	585,557
Interest expense		20,164	3,537

TOTAL OPERATING EXPENSES		641,409	589,094

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES		40,439	157,779

MINORITY INTEREST		(64,400)	(94,496)

INCOME (LOSS) BEFORE INCOME TAXES		(23,961)	63,283

PROVISION FOR INCOME TAXES		0	0

NET INCOME (LOSS)		(23,961)	63,283

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		(87,767)	(154,354)
Less: reclassification adjustment for gains included in net income		0	(7,664)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)		(87,767)	(162,018)

COMPREHENSIVE INCOME (LOSS)	$	(111,728)	$(98,735)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118	6,945,118

NET INCOME (LOSS) PER COMMON SHARE		$0.00	$0.01

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

	December 31	December 31
	2003	2002
	(Unaudited)	(Unaudited)

REVENUES
Management fees, net of allowances	$207,203	$265,597
Interest and dividends	1,326	0
Realized gain from sales of securites available for sale	0	7,664
Miscellaneous income	6,880	10,185

TOTAL REVENUES	215,409	243,679

OPERATING EXPENSES
Selling, general and administrative	176,739	207,771
Interest expense	6,990	3,537

TOTAL OPERATING EXPENSES	183,729	211,308

INCOME (LOSS) BEFORE MINORITY INTEREST AND INCOME TAXES	31,680	32,371

MINORITY INTEREST		(94,496)

INCOME (LOSS) BEFORE INCOME TAXES	31,680	(62,125)

PROVISION FOR INCOME TAXES	0	0

NET INCOME (LOSS)	31,680	(62,125)

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

	September 30	September 30
	2003	2002

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(80,135)	(165,899)
Less: reclassification adjustment for gains included in net income	0	(7,664)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(80,135)	(173,563)

COMPREHENSIVE INCOME (LOSS)	$(48,455)	$(235,688)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118

NET INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)

See accompanying Notes to Consolidated Condensed Financial Statements

Page 5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS NINE MONTHS ENDED DECEMBER 31, 2003 AND DECEMBER 31, 2002

	December 31	December 31
	2003	2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(23,961)	$63,283
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain from sale of securities available for sale	0	7,664
Deposits (paid) received	(5,000)	595
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,309	4,077
Value of marketable securities	87,767	(222,579)
Increase (decrease) in:
Accounts payable	84,581	73,942
Accrued liabilities	(54,551)	(155,294)
Minority interest	30,067	94,496

NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	122,212	(133,816)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable	(721,962)	(724,473)
Loans made evidenced by notes receivable - related party	19,147	(56,500)
Collection of notes receivable	607,728	620,158
(Increase) decrease in:
Non-current receivables – related party	(46,000)	0
Non-current receivables	(118,372)	(157,510)
Purchase of 49% interest in subsidiary	490	0

NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	(258,969)	(318,325)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	25,000	428,848
Repayment of long-term debt	0	0

NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	25,000	428,848

INCREASE (DECREASE)IN CASH	(111,757)	(23,293)

CASH - BEGINNING	112,332	61,533

CASH - END	$575	$38,240

CASH PAID DURING THE PERIODS FOR:

Interest	$0	$0

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS DECEMBER 31, 2003

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

On January 10, 2004, the company moved it’s office location to 1155 Dairy Ashford, Suite 806, Houston, TX 77079. The phone number is (281) 870-1197.

2.  RELATED PARTY TRANSACTION

On September 2, 2002, the Company entered into an agreement, with Extended Laboratory Services L.P.("ELS"), to purchase Medicare B receivables for 30% below the face value, payable in annual installments of interest only bearing an interest rate of 6% for a 3 year term. Extended Laboratory Services is a medical lab company that provides laboratory services for hospitals and retirement homes in Houston, Tx. The Company’s acting Chairman, who is also a director and shareholder of the Company is a 70% partner in ELS. ELS had a principal obligation to the Company at March 31, 2003 of $20,000 and currently has a principal obligation of $46,000. The first interest payment of $1,292.05 was received on November 4, 2003.

On August 11, 2003, the Company signed a Convertible Promissory Note ("Note") Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated ("Rollouts"). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. As of December 31, 2003, the Company has advanced $25,000 under this agreement.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION DECEMBER 31, 2003

Introduction:

As of October 1, 2003, the Company agreed to purchase the 49% ownership of Med-Fin Management Services, Inc. it did not own for $137,000. This amount was calculated as the minority interest due the minority shareholder since the beginning of the agreement. Monthly payments of $9,333.33, are being made with the last payment due November 2004. The pay-out schedule is interest free.

During the 2003 California legislative session, a bill was passed which impacts worker’s compensation medical regulations. After review of the laws, Management does not feel the new regulations will have a material impact on future revenues of the Company. It is Management’s current opinion that most of the new regulations do not affect the Company’s business practice.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION DECEMBER 31, 2003

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

Statements of Operations:

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

Revenues totaled $681,848 during the nine months ended December 31, 2003, 9% lower than the $746,873 in revenues from the same period in the previous year. Management fees decreased from $651,485 from $709,024 due to less patient activity. Included in the nine month revenues is $27,245 related to the Company’s portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement compared to $30,185 for the same nine month period last year.

Operating expenses increased by 9% to $641,409 for the nine months ended December 31, 2003 from $589,094 for the same period in the previous year. General and Administrative expenses increased 6.1% to $621,245 from $585,557 mainly due to higher payroll related to trying to increase management fees and collection costs. Interest expenses increased to $20,164 from $3,537, due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. In management’s opinion based on their review of receivable balances no additional allowances are required during the current three months.

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. remained at $64,400 in this quarter ending December 31, 2003. As stated previously, on October 1, 2003, the Company purchased the shareholder’s 49% ownership with a note, interest free, payable in monthly installments of $9,333.33 for a total $137,000.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Revenues totaled $215,409 during the three months ended December 31, 2003, 12% lower than the $243,679 in revenues from the same period in the previous year. Management fees decreased to $207,203 from $225,830 due to less patient activity. Included in the three month revenues is $6,880 related to the Company’s portion of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement compared to $10,185 for the same three month period last year.

Operating expenses decreased by 13% to $183,729 for the three months ended December 31, 2003 from $211,308 for the same period in the previous year. General and Administrative expenses decreased 15% to $176,739 from $207,771 mainly due to a decreased payroll and legal expenses incurred relating to collections. Interest expenses increased to $6,990 from $3,537, due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. In management’s opinion based on their review of receivable balances no additional allowances are required during the current three months.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION DECEMBER 31, 2003

Minority interest due to 49% shareholder of Med-Fin Management Services, Inc. is $0 in the three months ending December 31, 2003, due to the purchase of the shareholder’s interest as of October 1, 2003.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2003 cash amounted to $575 a decrease of $111,757 from the cash balance of $112,332 at March 31, 2003. The cash was used to fund operations and to make payments to buy out the other shareholder of Med-Fin Management Services.

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

DATE: February 10, 2004	T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

	By:	/s/ Raffaele Attar

Raffaele Attar Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe

Gary Poe Principal Financial Officer and Secretary

