Form 10KSB
period 2004-03-31
LEHMAN T H & CO INC
filed 2004-07-01
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from to .

Commission file number 2-87738

T.H. LEHMAN & CO., INCORPORATED

(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356
(State or other jurisdiction of incorporation or organization)	(I.R.S./Employer Identification Number)

1155 Dairy Ashford Rd., Suite 806, Houston, Texas 77079
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
Yes	☒	No	☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 19, 2004

Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):	Yes	☐	No	☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB.   ☒

Issuer's revenues for its most recent fiscal year were $907,070.

The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $1,164,911 as of May 19, 2004.

6,970,118
_________
(Number of shares of common stock outstanding as of May 19, 2004)

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

MedFin Management Corp. was created to provide medical practitioners with non- medical general and administrative functions such as accounting, marketing, management, non-medical staffing, facilities, equipment, and billing and collection of receivables. Revenues are derived from fees charged for these services. Presently, the company has one client, which operates a specialty clinic in the Los Angeles, California area. This client concentrated its practice on workers' compensation medicine and treatment for personal injury victims, providing services primarily on a lien basis. Beginning in June 2000, the client decided to stop practicing medicine and transfer his clients and files to another provider. In April 2000, Med-Fin Management Services, Inc. was created to provide the new client with the same service.

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

The Company expects to wind down its medical business management office by February 2005, the date its medical office lease expires. The Company will provide medical business management services through that time to providers it manages related to existing patients and possible new patients for physical therapy only. By February 2005 the Company expects that it will have closed all its patients cases and final billed all the services rendered by the providers and for the patients that can not be finalized, refer them to other providers but bill through the date that the providers have rendered services. At that time it will engage a collection service to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2004 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

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

The Company did not have any matters to submit to a vote of the security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)   Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2004 are as follows:

For the Quarter Ended	High	Low

June 30, 2002	$.51	$.51
September 30, 2002	$.51	$.51
December 31, 2002	$.51	$.51
March 31, 2003	$.51	$.51

June 30, 2003	$.15	$.15
September 30, 2003	$.20	$.20
December 31, 2003	$.20	$.20
March 31, 2004	$.20	$.20

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)   Number of Holders of Common Stock

As of May 19, 2004 the Company had approximately 137 shareholders of record. Cede & Co. was the registered holder of 1,041,471 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)    Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2004.

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

Revenue Recognition and Allowance for Doubtful Accounts:

The Company derives it management fee (discontinued operations) revenue under the contractual provisions between the Company as the manager and the professional health care provider. The Company earns its management fee based on a percentage of net revenue to be derived by the health care provider. This management fee is recorded in the accounting records on an accrual basis as a percentage of the professional health care company's net revenues, which gives effect to the difference between, established charges and estimated third-party payer payments. The Company further provides an allowance for doubtful accounts to reduce its receivables to their net realizable value based on estimates by management for general factors such as the aging of the receivables and historical collection experience.

Statements of Operations for continuing operations:

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

Revenues totaled $43,675 during the fiscal year ended March 31, 2004, 2% lower than the prior year's revenues of $44,622. Included in the total 2004 revenues is $39,245 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $36,958 in 2003 related to its portion. Interest expense increased from $9,882 for the fiscal year ended March 31, 2003 to $27,078 for the fiscal year ended March 31, 2004. This was due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002 and a full year of interest being accrued for the fiscal year ending March 31, 2004. General and Administrative expenses were $88,382 for 2004 and $89,242 for 2003.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Revenues totaled $44,622 during the fiscal year ended March 31, 2003, 42% lower than the prior year's revenues of $76,809. Included in the total 2003 revenues is $36,958 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $52,626 in 2002 related to its portion. Interest expense increased from $16 for the fiscal year ended March 31, 2002 to $9,882 for the fiscal year ended March 31, 2003. This is due to note payables issued in exchange for the acquisition of shares in a publicly traded company in November 2002. General and Administrative expenses were $89,242 for 2003 and $88,473 for 2002.

Statements of Operations for discontinued operations:

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

Revenues totaled $863,395 during the fiscal year ended March 31, 2004, 9% lower than the prior year's revenues of $950,631. Management fees decreased due to less patient activity. General and Administrative expenses decreased 13.6% to $790,733 from $914,917 mainly due to management’s opinion that net receivables are realistic and an increase to the allowance account is not needed for the fiscal year ending March 31, 2004, compared to the bad debt expense of $131,065 for the fiscal year ended March 31, 2003.

Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002

Revenues totaled $950,631 during the fiscal year ended March 31, 2003, 46% higher than the prior year's revenues of $649,725. Management fees increased due to more patient activity for the year ending March 31, 2003. General and Administrative expenses increased 2.1% to $914,917 from $799,577 mainly due to higher payroll related to increased management fees and collections.

Liquidity, Capital Resources and Income Taxes

At March 31, 2004 cash amounted to $8,773 a decrease of $103,559 over the cash balance of $112,332 at March 31, 2003.

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

At March 31, 2004, the Company had an operating tax loss carryforward of approximately $5,893,000.

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

(See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Director Since	Position

Elliot Gerstenhaber	58	1996	Director
Raffaele Attar	31	2000	Director
Gary Poe	37		Secretary/Treasurer

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

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 7 years of experience as an investment analyst including 5 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors of Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

Gary Poe is a 1989 graduate of Sam Houston State University holding a B.A. degree in General Business. Mr. Poe has been associated with Woodco Fund Management (WFM) since March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has over 15 years of financial accounting experience.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2004, 2003, and 2003.

Name and Principal Position	Year	Salary	Restricted Stock Awards
None	2004	$0	$0
None	2003	$0	$0
None	2002	$0	$0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of May 19, 2004:

Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class

Title of Class
(a) Common Stock

Monahan Corporation, N.V. [2]
Landhuis Joonchi	3,144,238	45.11%
Kaya Richard J. Beaujon z/n
P.O. Box 837
Curacao, Netherlands Antilles

Burton, N.V. [2]
Landhuis Joonchi	281,383	4.04%
Kaya Richard J. Beaujon z/n
P.O. Box 837
Curacao, Netherlands Antilles

Russell Molina [3]
6616 Sewanee	480,000	6.89%
Houston, Texas 77005

Beech Glen, Inc. [1]
c/o Capital Holdings, Inc.	598,164	8.58%
1155 Dairy Ashford, Suite 806
Houston, TX 77079

New Horizons Investments Fund N.V. [2]
Landhuis Joonchi	610,538	8.76%
Kaya Richard J. Beaujon z/n
P.O. Box 837
Curacao, Netherlands, Antilles

(b) Security Ownership of Management

Dibo Attar [1]	200,000

Elliot Gerstenhaber	-0-

Raffaele Attar	90,400

Directors and Officers as Group 5 persons [1] [2] [3]	5,404,723	77.54%

Notes to Table of Beneficial Owners and Management:

1 Dibo Attar is a consultant to Capital Holdings, Inc., parent to Beech Glen, Inc. and father of Raffaele Attar.

2 Monahan Corporation, N.V., Burton, N.V., and New Horizons Investments Fund, N.V. are each Netherlands Antilles corporations whose shareholders comprise groups of European investors, none of which are otherwise affiliated with the Company. None of the individual shareholders holds an effective ownership of the Company exceeding 4.9%.

3 Russell Molina resigned as Director and President of T.H. Lehman & Co., Inc. effective October 3, 2002.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2004 and March 31, 2003, the Company incurred management fees for facilities and services provided by GTD Capital Holdings Management Company, in the amount of $139,350 and $139,342 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

On August 11, 2003, the Company signed a Convertible Promissory Note (“Note”) Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated (“Rollouts”). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. As of March 31, 2004, the Company has advanced $25,000 under this agreement.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2004 all Section 16(a) filing requirements were complied with in a timely manner.

PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
As of March 31, 2004 and 2003

Consolidated Statements of Operations
Years Ended March 31, 2004 and 2003
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2004 and 2003
Consolidated Statements of Cash Flows
Years Ended March 31, 2004 and 2003
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

DATE: June 25, 2004
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

	By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By: /s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REPORT OF INDEPENDENT AUDITOR

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of T.H. Lehman & Co., Incorporated and subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations, stockholders'equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Jeffrey S. Gilbert, CPA

Los Angeles, California
June 25, 2004

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND MARCH 31, 2003

	2004	2003

ASSETS

CURRENT ASSETS

Cash	$8,773	$112,332
Accounts receivable	12,000	10,189
Current portion of non-current receivable
related party (Note 9)	2,795	20,000
Current portion of non-current receivables
from discontinued operations (Note 4)	493,160	347,440

TOTAL CURRENT ASSETS	516,728	489,961

PROPERTY AND EQUIPMENT AT COST, less accumulated depreciation of $148,531 at March 31, 2004 and $148,531 at March 31, 2003 (Note 5)	0	0

OTHER ASSETS
Securities available for sale (Notes 3 and 9)	366,333	324,357
Investments in non-public companies (Note 9)	56,500	56,500
Non-current receivables – related party (Note 9)	46,000	0
Non-current receivables (Note 9)	25,000	0
Non-current receivables from discontinued
Operations (Note 4)	544,044	432,878
Deposits	16,676	11,676

TOTAL OTHER ASSETS	1,054,553	825,411

TOTAL ASSETS	$1,571,281	$1,315,372

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Management fees – related party (Note 9)	$461,675	$402,475
Accrued liabilities	3,450	1,376
Current portion of long-term debt (Note 6)-related	36,960	9,882
Current portion of long-term debt (Note 6)-related	84,000	0
Management fees – related party (Note 9)
from discontinued operations	272,262	187,262
Account payable and accrued liabilities
from discontinued operations	17,943	87,729

TOTAL CURRENT LIABILITIES	876,290	688,724

LONG-TERM LIABILITIES

Long-term debt, less current portion related parties (Note 6)	453,848	428,848

TOTAL LIABILITIES	1,330,138	1,117,572

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at March 31, 2004 and 2003	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at March 31, 2004 and 2003	0	0
Additional paid-in capital	8,076,340	8,075,850
Unrealized gain on investments	(11,100)	(53,076)
Accumulated deficit	(7,845,360)	(7,846,237)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	241,143	197,800

	$1,571,281	$1,315,372

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

	2004	2003

REVENUES
Interest and dividends	$4,430		$0
Realized gain from sales of securities available for sale	0		7,664
Miscellaneous income (Note 2)	39,245		36,958

TOTAL REVENUES	43,675		44,622

OPERATING EXPENSES
Selling, general and administrative	88,382		89,242
Interest expense	27,078		9,882

TOTAL OPERATING EXPENSES	115,460		99,124

INCOME / (LOSS) FROM CONTINUING OPERATIONS	(71,785)		(54,502)

PROVISION FOR INCOME TAXES (Note 7)	0		0

INCOME / (LOSS) FROM CONTINUING OPERATIONS	(71,785)		(54,502)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	72,662		35,714

NET INCOME / (LOSS)	877		(18,788)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	41,976		(55,138)
Less: reclassification adjustment for Gain included in net income	0		(7,664)

TOTAL OTHER COMPREHENSIVE INCOME	41,976		(62,802)

COMPREHENSIVE INCOME (LOSS)	$42,853	$	(81,590)

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118		6,945,118

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)		$(0.01)

NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.01		$0.01

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003
BALANCE

	Common Stock				Unreal.	Treasury Stock
			Additional		Gain on
	Shares		Paid-in	Accumulated	Sec Avail.	for Shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total

	6,970,118	$69,701	$8,075,850	$(7,827,450)	$9,727	25,000	$(48,438)	$279,390
Unrealized gain on securities available for sale:					(62,803)			(62,803)
Net loss				(18,787)				(18,787)

BALANCE, March 31, 2003:	6,970,118	$69,701	$8,075,850	$(7,846,237)	$(53,076)	25,000	($48,438)	$197,800

Unrealized gain on securities available for sale					41,976			41,976
Additional paid in Capital			490					490
Net loss				877				877

BALANCE, March 31, 2004:	6,970,118	$69,701	$8,076,340	$(7,845,360)	$(11,100)	25,000	($48,438)	$241,143

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2004 AND MARCH 31, 2003

	2004		2003

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$	(71,785)	$	(54,502)
Net income from discontinued operations		72,662		35,714

Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts		0		131,065
Realized gain from sales of securities available for sale		0		7,664
Deposits (paid) received		(5,000)		595
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		(1,811)		4,073
Value of marketable securities		(41,976)		(321,794)
Increase (decrease) in:
Accounts payable		158,414		123,462
Accrued liabilities		71,128		(60,256)
Minority interest		0		72,600

NET CASH PROVIDED BY (REQUIRED FOR) OPERATING ACTIVITIES		181,632		(61,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		(932,049)		(1,046,687)
Collection of notes receivable		785,076		848,105
(Increase) decrease in non current receivables (136,166)		(61,588)
Loan made evidenced by notes receivable-related party		18,458		(56,500)
(Increase) decrease in non-current receivables related party		(46,000)		0
Increase (decrease) in ownership of subsidiary		490		0

NET CASH USED IN INVESTING ACTIVITIES		(310,191)		(316,670)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt		25,000		428,848
Repayment of long-term debt		0		0

NET CASH PROVIDED BY FINANCING ACTIVITIES		25,000		428,848

INCREASE (DECREASE)IN CASH		(103,559)		50,799

CASH - BEGINNING		112,332		61,533

CASH - END		$8,773		$112,332

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, has provided medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

During June 2004 the management of the Company decided to disengage itself from the medical business management segment of its business. This is the only significant operation of the Company. Management based its decision in part on the expected negative impact of California’s new workers compensation legislation on the medical providers that the Company manages. Therefore the medical business management operations are reflected on the statement of operations as discontinued operations.

The Company expects to wind down its medical business management office by February 2005, the date its medical office lease expires. The Company will provide medical business management services through that time to providers it manages related to existing patients and possible new patients for physical therapy only. By February 2005 the Company expects that it will have closed all its patients cases and final billed all the services rendered by the providers and for the patients that can not be finalized, refer them to other providers but bill through the date that the providers have rendered services. At that time it will engage a collection service to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2004 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

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

Stock-Based Compensation - The Company elected to account for employee stock options based on the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and adopted only the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation". There are no employee stock options.

Basic Income/Loss Per Share - Basic income/loss per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

Segments of an Enterprise - The Company only has one segment, the medical business management services.

2. NON CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2004 and March 31, 2003 is as follows:

	March 31, 2004	March 31,2003

Financial Position:
Current Assets	$123,613	$122,618

Property and equipment	0	180

Total assets	$123,613	$122,798

Current liabilities(including due to the Company of $135,739)	$239,442	$262,434
Long-term obligations (a)	103,719	103,719
Stockholders' deficiency	(219,548)	(243,355)

Total liabilities and stockholders' deficiency	$123,613	$122,798

Results of Operation:
Revenues	$265,480	$267,897
Operating Expenses	241,673	229,065

Net income	$23,807	$38,832

(a)   Certain creditors of HPB are also creditors of the Company.

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company with the concurrence of the related entities of the Company, has elected that it's advances (non-interest bearing) are to be liquidated in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $135,739, although fully reserved by the Company. During the year ended March 31, 2004 the Company received $34,018 and $44,447 for the year ended March 31, 2003.

3. SECURITIES AVAILABLE FOR SALE

	2004	2003

KSW, Inc.	366,333	324,357

	$366,333	$324,357

Unrealized gains and losses for marketable equity securities at March 31, 2003 and 2002 are as follows:

	2004		2003

	Current	Non-Current	Current	Non-Current

Aggregate Cost	$0	$377,434	$0	$377,434

Aggregate Market Value $ 0	$366,334	$0	$324,358

Net Unrealized Gains	$0	$(11,100)	$0	$(53,076)

4. NON-CURRENT RECEIVABLES

Non-current receivables at March 31, 2004 and March 31, 2003 consisted of the following:

	2004	2003

Assigned medical billings net of allowances of which $495,955 of the unpaid is expected to be collected during the current fiscal year.	$1,757,283	$1,447,093

Working capital advances at 12% per annum interest to a provider of medical services who has contracted with the Company to provide management services. None of these advances are expected to be collected during the current fiscal year, nor is interest being accrued.	1,037,530	1,037,530

	2,794,813	2,484,623
Less Allowance for Uncollectible	(1,683,814)	(1,684,305)

	1,110,999	800,318
Less Current Portion	(495,955)	(367,440)

	$615,044	$432,878

During October 2003 the Company entered into an agreement to purchase the minority interest shares of a medical management subsidiary that was owned by a medical provider (seller) whose provider entity is managed by the Company. Under the terms of the agreement the Company is to pay an aggregate of $137,000, an initial payment of $25,000 plus 12 payments without interest of $9,333 through October 2004. Under the terms of the agreement the seller released all claims against the assigned medical receivables which the Company manages. As of March 31, 2004 the Company owes $84,000 to the seller. The seller’s relationship with the Company terminates on December 31, 2004.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

5. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 and March 31, 2003 consisted of the following:

	Life	2004	2003

Machinery and Equipment	5-10 Years	$6,730	$6,730
Leasehold Improvements	5-10 Years	500	500
Furniture and Fixtures	5-10 Years	141,301	141,301

		148,531	148,531
Less Accumulated Depreciation		(148,531)	(148,531)

		$0	$0

6. LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2004 and March 31, 2003 consisted of the following:

	2004	2003

Related Party:
Note payable of $10,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	$10,838	$10,237

Note payable of $121,805 principal plus accrued nninterest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	132,017	124,688

Note payable of $97,043 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	105,179	99,340

Note payable of $34,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	36,850	34,805

Note payable of $13,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	14,090	13,308

Note payable of $17,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	18,425	17,402

Note payable of $79,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares. (Note 10)	86,165	81,382

Note payable of $56,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on December 5, 2005 for acquisition of certain non-public shares. (Note 10)	60,967	57,568

Note payable of $25,000 principal plus accrued interest at 8%, payable in annual installments of interest only, all due on August 10, 2006 for acquisition of certain non-public shares. (Note 10)	26,277	0

	$490,808	$438,730
Less Current Portion	(36,960)	(9,882)

	$453,848	$428,848

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2005 - $36,960; 2006 - $453,848.

7. INCOME TAXES

At March 31, 2004, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $5,893,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

8. COMMITMENTS AND CONTINGENCIES

Leases - The Company leases medical provider facility and a billing facility under noncancelable operating leases expiring February 28, 2005. Minimum annual future rentals on each of the years ending March 31 are as follows: 2005 - $86,426

Rent expense amounted to $107,757 and $106,917 for the years ended March 31, 2004 and 2003, respectively.

Medical Management Agreement - The Company has entered into an agreement with a medical provider whereby the Company provides management and marketing services and the leasing of facilities, furniture, fixtures and equipment for a fee equal to 70% of the provider's medical fee revenues (net of allowance for uncollectible accounts), plus 100% of the office lease rent expense. The agreement is automatically renewed from year to year unless either party gives 90 days notice of non-renewal prior to the renewal term. (See Note 4)

9. RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as a consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $139,350 and $139,342 for the years ended March 31, 2004 and 2003, respectively.

On August 11, 2003, the Company signed a Convertible Promissory Note (“Note”) Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated (“Rollouts”). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price is to be $.50 per shares subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. As of March 31, 2004, the Company has advanced $25,000 under this agreement.

On December 6, 2003 the Company borrowed $56,500 from a related entity in exchange for an interest-bearing, nonrecourse note. The note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before December 5, 2005. The Company will repay the Note from its working capital. With the proceeds, the Company acquired 80,000 convertible preference shares of Famoice (“Famoice”) Technology Pty Ltd. The purchase price was $56,500. The Company secured the Note with the convertible preference shares of Famoice.

Certain of the Company's creditors (See Note 6) are related as a result of one of the Company's principal stockholders being a consultant to these entities.

During the current fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The aggregate principal balances of the notes is $46,000.

