Form 10QSB
period 2004-06-30
LEHMAN T H & CO INC
filed 2004-08-16
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                                                For the quarterly period ended June 30, 2004

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
Yes      ☒       No     ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 06, 2004
Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):   Yes      ☐     No      ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for he three months ended June 30, 2004.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended March 31, 2004.

The results reflected for the three months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2004 AND MARCH 31, 2004

	June 30	March 31
	2004	2004
	(Unaudited)

ASSETS
CURRENT ASSETS

Cash	$16,276	$8,773
Accounts receivable	5,548	12,000
Current portion of non-current receivable
related party	2,853	2,795
Current portion of non-current receivables
from discontinued operations	488,325	493,160

TOTAL CURRENT ASSETS	513,002	516,728

PROPERTY AND EQUIPMENT AT COST,
less accumulated depreciation of $148,531 at
June 30, 2004 and $148,531 at March 31, 2004	0	0

OTHER ASSETS
Securities available for sale	267,118	366,333
Investments in non-public companies	56,500	56,500
Non-current receivables - related party	46,000	46,000
Non-current receivables	25,000	25,000
Non-current receivables from discontinued
Operations	540,297	544,044
Deposits	16,676	16,676

TOTAL OTHER ASSETS	951,591	1,054,553

TOTAL ASSETS	$1,464,593	$1,571,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Management fees - related party	$474,475	$461,675
Accrued liabilities	8,108	3,450
Current portion of long-term debt-related party	43,874	36,960
Current portion of long-term debt	56,000	84,000
Management fees - related party
from discontinued operations	294,762	272,262
Account payable and accrued liabilities
from discontinued operations	2,531	17,943

TOTAL CURRENT LIABILITIES	879,750	876,290

LONG-TERM LIABILITIES

Long-term debt, less current portion
related parties	453,848	453,848

TOTAL LIABILITIES	1,333,598	1,330,138

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
20,000,000 shares, issued 6,970,118 shares
at March 31, 2004 and 2003	69,701	69,701
Preferred stock-par value $.01; authorized
10,000,000 shares, issued 0 shares
at March 31, 2004 and 2003	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	(110,315)	(11,100)
Accumulated deficit	(7,856,293)	(7,845,360)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	130,995	241,143

	$1,464,593	$1,571,281

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

	June 30	June 30
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$1,311	$0
Miscellaneous income	13,548	6,637
TOTAL REVENUES	14,859	6,637

OPERATING EXPENSES
Selling, general and administrative	26,042	33,865
Interest expense	6,914	6,415
TOTAL OPERATING EXPENSES	32,956	40,280
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(18,097)	(33,643)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(18,097)	(33,643)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	7,164	(42,328)
NET INCOME / (LOSS)	(10,933)	(75,971)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(99,215)	(19,080)
Less: reclassification adjustment for
Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	(99,215)	(19,080)
COMPREHENSIVE INCOME (LOSS)	$ (110,148)	$(95,051)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.00
NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.00	$ (0.01)

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

	June 30	June 30
	2004	2003
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(18,097)	$ (33,643)
Net income from discontinued operations	7,164	(42,328)

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	6,452	3,552
Value of marketable securities	99,215	19,079
Increase (decrease) in:
Accounts payable	(8,111)	16,281
Accrued liabilities	(87,643)	2,578
Minority interest	0	97,300

NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	(1,020)	62,819

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

	June 30	June 30
	2004	2003
	(Unaudited)	(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(206,550)	(251,314)
Collection of provider receivables	211,384	228,932
(Increase) decrease in:
Non-current receivables	3,747	(20,128)
Loan made evidenced by notes
receivable-related party	(58)	0

NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	8,523	(42,510)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	0
Repayment of long-term debt	0	0

NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	0	0

INCREASE (DECREASE)IN CASH	7,503	20,309

CASH - BEGINNING	8,773	112,332

CASH - END	$16,276	$132,641

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

1.      COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2004 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2004 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company expects to wind down its medical business management office by February 2005, the date its medical office lease expires. The Company will provide medical business management services through that time to providers it manages related to existing patients and possible new patients for physical therapy only. By February 2005 the Company expects that it will have closed all its patients cases and final billed all the services rendered by the providers and for the patients that can not be finalized, refer them to other providers but bill through the date that the providers have rendered services. At that time it will engage a collection service to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of June 30, 2004 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2004

2.      RELATED PARTY TRANSACTION

On August 11, 2003, the Company signed a Convertible Promissory Note ("Note") Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated ("Rollouts"). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company's chairman, is a member of the board of directors of Rollouts, Inc. Subsequent to the quarter ending June 30, 2004, this NOTE was purchased for $25,000 by a related party. The Company will still receive the interest up through June 30, 2004.

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

Certain of the Company's creditors are related as a result of one of the Company's principal stockholders being a consultant to these entities.

During the prior fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The aggregate principal balances of the notes are $46,000.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2004

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2004

Statements of Operations for continuing operations:

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues totaled $14,859 during the three months ended June 30, 2004, 124% higher than the prior year's revenues of $6,637. Included in the total 2004 revenues is $13,548 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $6,637 in 2003 related to its portion. Interest expense increased from $6,914 for the three months year ended June 30, 2004 to $6,415 for the same period ending June 30, 2003. General and Administrative expenses were $26,042 for the period ending June 30, 2004 and $33,865 for the period ending June 30, 2003. There was a decrease in legal fees of $4,800 related to the purchase of the shares from related parties.

Statements of Operations for discontinued operations:

Revenues totaled $158,919 during the three months ended June 30, 2004, 32% lower than the prior year's revenues of $232,511 in the same period. Management fees decreased due to less patient activity. General and Administrative expenses decreased 45% to 151,755 from $274,839 mainly due to lower payroll expenses.

Liquidity, Capital Resources and Income Taxes:

At June 30, 2004 cash amounted to $16,276, an increase of $7,503 from the cash balance of $8,773 at March 31, 2004. The cash will be used to fund operations.

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

At March 31, 2004, the Company had an operating tax loss carry forward of approximately $5,893,000.

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
JUNE 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 10, 2004
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:/	s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:/	s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary

