Form 10QSB
period 2004-09-30
LEHMAN T H & CO INC
filed 2004-11-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004

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
Yes ☒     No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 08, 2004
Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)
Transitional Small Business Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended September 30, 2004.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2004.

The results reflected for the six months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND MARCH 31, 2004
	September 30	March 31
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,973	$8,773
Accounts receivable	3,233	12,000
Current portion of non-current receivable
related party	3,549	2,795
Current portion of non-current receivables
from discontinued operations	488,279	493,160
TOTAL CURRENT ASSETS	497,034	516,728

PROPERTY AND EQUIPMENT AT COST,
less accumulated depreciation of $148,531 at September 30, 2004 and $148,531 at March 31, 2004	0	0
OTHER ASSETS
Securities available for sale	236,590	366,333
Investments in non-public companies	56,500	56,500
Non-current receivables - related party	46,000	46,000
Non-current receivables	0	25,000
Non-current receivables from discontinued
Operations	533,840	544,044
Deposits	16,676	16,676
TOTAL OTHER ASSETS	889,606	1,054,553
TOTAL ASSETS	$1,386,640	$1,571,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$486,775	$461,675
Accrued liabilities	0	3,450
Current portion of long-term debt-related party	50,863	36,960
Current portion of long-term debt	18,667	84,000
Management fees - related party
from discontinued operations	317,262	272,262
Account payable and accrued liabilities
from discontinued operations	3,551	17,943
TOTAL CURRENT LIABILITIES	877,118	876,290

LONG-TERM LIABILITIES
Long-term debt, less current portion
related parties	453,848	453,848
TOTAL LIABILITIES	1,330,966	1,330,138

Page 3

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2004 AND MARCH 31, 2004
	September 30	March 31
	2004	2004
	(Unaudited)
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
20,000,000 shares, issued 6,970,118 shares
at September 30, 2004 and March 31, 2004	69,701	69,701
Preferred stock-par value $.01; authorized
10,000,000 shares, issued 0 shares
at September 30, 2004 and March 31, 2004	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	(140,843)	(11,100)
Accumulated deficit	(7,901,086)	(7,845,360)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	55,674	241,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,386,640	$1,571,281

See accompanying Notes to Consolidated Condensed Financial Statements

Page 4

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$2,007	$1,793
Miscellaneous income	16,781	20,364
TOTAL REVENUES	18,788	22,157

OPERATING EXPENSES
Selling, general and administrative	50,690	71,073
Interest expense	13,903	13,175
TOTAL OPERATING EXPENSES	64,593	84,248
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(45,805)	(62,091)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(45,805)	(62,091)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(9,920)	70,850
NET INCOME / (LOSS)	(55,725)	8,759

Page 5

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(129,743)	(7,632)
Less: reclassification adjustment for
Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	(129,743)	(7,632)
COMPREHENSIVE INCOME (LOSS)	$(185,468)	$1,127
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)
NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.01

See accompanying Notes to Consolidated Condensed Financial Statements

Page 6

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$696	$1,793
Miscellaneous income	3,233	13,727
TOTAL REVENUES	3,928	15,520

OPERATING EXPENSES
Selling, general and administrative	21,647	34,708
Interest expense	6,990	6,760
TOTAL OPERATING EXPENSES	28,637	41,468
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(24,709)	(25,948)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(24,709)	(25,948)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(20,084)	13,378
NET INCOME / (LOSS)	(44,793)	(12,570)

Page 7

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(30,528)	11,448
Less: reclassification adjustment for
Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	(30,528)	11,448
COMPREHENSIVE INCOME (LOSS)	$(75,320)	$(1,122)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.00
NET LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.00

See accompanying Notes to Consolidated Condensed Financial Statements

Page 8

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(45,805)	$(62,091)
Net income from discontinued operations	(9,920)	70,850

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Deposits (paid) received	0	(5,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	8,767	(3,538)
Value of marketable securities	129,743	7,631
Increase (decrease) in:
Accounts payable	(9,625)	50,281
Accrued liabilities	(119,290)	32,982
NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	(46,130)	91,115

Page 9

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

	September 30	September 30
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(367,876)	(556,052)
Collection of provider receivables	372,756	481,516
(Increase) decrease in:
Non-current receivables	35,204	(115,089)
Loan made evidenced by notes
receivable-related party	(754)	18,550
(Increase) decrease in non-current
receivables - related party	0	(46,000)
NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	39,330	(217,075)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	25,000
Repayment of long-term debt	0	0
NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	0	25,000
INCREASE (DECREASE)IN CASH	(6,800)	(100,960)

CASH - BEGINNING	8,773	112,332
CASH - END	$1,973	$11,372

See accompanying Notes to Consolidated Condensed Financial Statements

Page 10

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company expects to wind down its medical business management office by February 2005, the date its medical office lease expires. The Company will provide medical business management services through that time to providers it manages related to existing patients and possible new patients for physical therapy only. By February 2005 the Company expects that it will have closed all its patients cases and final billed all the services rendered by the providers and for the patients that can not be finalized, refer them to other providers but bill through the date that the providers have rendered services. At that time it will engage a collection service to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of September 30, 2004 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

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

Page 11

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. This NOTE was purchased for $25,000 by a related party on July 14, 2004. The Company will receive the interest up through June 30, 2004 of $623.

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

Page 12

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2004

Plan of Operation:

The Company is presently focused on maintaining the corporate entity and seeking new business opportunities. The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending March 31, 2005 and beyond. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

As a result of the dramatic change in direction of the Company’s scope and focus, and the discontinuation of its operating business in fiscal 2004, comparisons of year-to-year results are not meaningful.

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

Page 13

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2004

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

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Statements of Operations for continuing operations:

Revenues totaled $18,788 during the six months ended September 30, 2004, 15% lower than the prior year's revenues of $22,157. Included in the total 2004 revenues is $16,781 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $20,364 in 2003 related to its portion. Interest expense remained relatively stable of $13,903 for the six months ended September 30, 2004 compared to $13,175 for the same period ending September 30, 2003. General and Administrative expenses were $50,690 for the period ending September 30, 2004 and $71,073 for the period ending September 30, 2003. A decrease in professional fees related to less patient activity resulted in the lower expenses

Statements of Operations for discontinued operations:

Revenues totaled $283,416 during the six months ended September 30, 2004, 36% lower than the prior year's revenues of $444,282 in the same period. Management fees decreased due to less patient activity. General and Administrative expenses decreased 21% to $307,240 from $386,608 mainly due to lower payroll expenses and professional fees.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Statements of Operations for continuing operations:

Revenues totaled $3,928 during the three months ended September 30, 2004, 75% lower than the prior year's revenues of $15,520. Included in the total 2004 revenues is $3,233 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $13,727 in 2003 related to its portion. Interest expense remained relatively stable of $3,990 for the three months ended September 30, 2004 compared to $6,760 for the same period ending September 30, 2003. General and Administrative expenses were $21,647 for the period ending September 30, 2004 and $34,708 for the period ending September 30, 2003. A decrease in professional fees related to less patient activity resulted in the lower expenses.

Page 14

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2004

Statements of Operations for discontinued operations:

Revenues totaled $124,497 during the three months ended September 30, 2004, 41% lower than the prior year's revenues of $211,771 in the same period. Management fees decreased due to less patient activity. General and Administrative expenses decreased 26% to 151,571 from $205,153 mainly due to lower payroll expenses as a result of less patient activity.

Liquidity, Capital Resources and Income Taxes:

At September 30, 2004 cash amounted to $1,973, a decrease of $6,800 from the cash balance of $8,773 at March 31, 2004. The cash was used to fund operations.

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

Page 15

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2004

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

Page 16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:         November 11, 2004

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary

Page 17