Form 10QSB
period 2004-12-31
LEHMAN T H & CO INC
filed 2005-02-15
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2004

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

Yes	X	No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 11, 2005
Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):
Yes	No	X

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended December 31, 2004.

Moreover, these financial statements do not purport to contain completedisclosure in conformity with generally accepted accounting principles andshould be read in conjunction with the Company’s audited financial statementsat, and for the fiscal year ended March 31, 2004.

The results reflected for the nine months ended December 31, 2004 are not necessarily indicative of the results for the entire fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

	December 31	March 31
	2004	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$7,994	$8,773
Accounts receivable	8,882	12,000
Current portion of non-current receivable
related party	3,625	2,795
Current portion of non-current receivables
from discontinued operations	463,989	493,160
TOTAL CURRENT ASSETS	484,490	516,728

PROPERTY AND EQUIPMENT AT COST,
less accumulated depreciation of $148,531 at
December 31, 2004 and $148,531 at March 31, 2004	0	0
OTHER ASSETS
Securities available for sale	156,455	366,333
Investments in non-public companies	56,500	56,500
Non-current receivables - related party	46,000	46,000
Non-current receivables	0	25,000
Non-current receivables from discontinued
Operations	516,097	544,044
Deposits	16,676	16,676
TOTAL OTHER ASSETS	791,728	1,054,553
TOTAL ASSETS	$1,276,218	$1,571,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$499,075	$461,675
Accrued liabilities	0	3,450
Current portion of long-term debt-related party	57,853	36,960
Current portion of long-term debt	9,333	84,000
Management fees - related party
from discontinued operations	339,762	272,262
Account payable and accrued liabilities
from discontinued operations	1,738	17,943
TOTAL CURRENT LIABILITIES	907,761	876,290

LONG-TERM LIABILITIES
Long-term debt, less current portion
related parties	453,848	453,848
TOTAL LIABILITIES	1,361,609	1,330,138

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND MARCH 31, 2004

	December 31	March 31
	2004	2004
	(Unaudited)
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized
20,000,000 shares, issued 6,970,118 shares
at December 31, 2004 and March 31, 2004	69,701	69,701
Preferred stock-par value $.01; authorized
10,000,000 shares, issued 0 shares
at December 31, 2004 and March 31, 2004	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	(220,978)	(11,100)
Accumulated deficit	(7,901,086)	(7,845,360)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	(85,391)	241,143
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,276,218	$1,571,281

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 3	December 31
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$2,706	$3,118
Miscellaneous income	25,663	27,245
TOTAL REVENUES	28,369	30,363

OPERATING EXPENSES
Selling, general and administrative	65,878	78,127
Interest expense	20,893	20,164
TOTAL OPERATING EXPENSES	86,771	98,291
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(58,402)	(67,928)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(58,254)	43,967

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(9,920)	70,850
NET INCOME / (LOSS)	(116,656)	(23,961)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31		December 31
	2004		2003
	(Unaudited)		(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		(209,878)	(87,767)
Less: reclassification adjustment for
Gain included in net income		0	0
TOTAL OTHER COMPREHENSIVE INCOME		(209,878)	(87,767)
COMPREHENSIVE INCOME (LOSS)	$	(326,534)	$ (111,728)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$	(0.01)	$ (0.01)
NET GAIN(LOSS)PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	$	(0.01)	$0.01

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$699	$1,326
Miscellaneous income	8,882	6,880
TOTAL REVENUES	9,581	8,206

OPERATING EXPENSES
Selling, general and administrative	12,188	15,054
Interest expense	6,990	6,990
TOTAL OPERATING EXPENSES	19,178	22,044
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(9,597)	(13,838)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(9,597)	(13,838)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(10,954)	45,518
NET INCOME / (LOSS)	(20,551)	31,680

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	(80,135)	(80,135)
Less: reclassification adjustment for
Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	(80,135)	(80,135)
COMPREHENSIVE INCOME (LOSS)	$ (100,686)	$ (48,455)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.00
NET GAIN (LOSS) PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	$0.00	$0.01

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$ (58,402)	$ (67,928)
Net income from discontinued operations	(58,254)	43,967

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Deposits (paid) received	0	(5,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	3,118	3,309
Value of marketable securities	209,878	87,767
Increase (decrease) in:
Accounts payable	14,028	84,581
Accrued liabilities	(192,434)	(54,551)
NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	(82,066)	122,212

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2004 AND DECEMBER 31, 2003

	December 31	December 31
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(448,021)	(721,962)
Collection of provider receivables	477,191	607,728
(Increase) decrease in:
Non-current receivables	52,947	(118,372)
Loan made evidenced by notes
receivable-related party	(830)	19,147
(Increase) decrease in non-current
receivables - related party	0	(46,000)
(Increase)decrease in ownership of subsidiary	0	490
NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	81,287	(258,969)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	25,000
Repayment of long-term debt	0	0
NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	0	25,000
INCREASE (DECREASE)IN CASH	(779)	(111,757)

CASH - BEGINNING	8,773	112,332
CASH - END	$7,994	$575

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

The Company expects to wind down its medical business management office by February 2005, the date its medical office lease expires. The Company will provide medical business management services through that time to providers it manages related to existing patients and possible new patients for physical therapy only. By February 2005 the Company expects that it will have closed all its patients cases and final billed all the services rendered by the providers and for the patients that can not be finalized, refer them to other providers but bill through the date that the providers have rendered services. At that time it will engage a collection service to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of December 31, 2004 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

2.	RELATED PARTY TRANSACTION

On August 11, 2003, the Company signed a Convertible Promissory Note (“Note”) Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated (“Rollouts”). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest onlypayments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. This NOTE was purchased for $25,000 by a related party on July 14, 2004. The Company received the interest up through June 30, 2004 of $623.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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
DECEMBER 31, 2004

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
DECEMBER 31, 2004

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

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Statements of Operations for continuing operations:

Revenues totaled $28,369 during the nine months ended December 31, 2004, 6.6% lower than the prior year's revenues of $30,363. Included in the total 2004 revenues is $25,663 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $27,245 in 2003 related to its portion. Interest expenseremained relatively stable being $20,893 for the nine months ended December 31, 2004 compared to $20,164 for the same period ending December 31, 2003. General and Administrative expenses were $65,878 for the period ending December 31, 2004 and $78,127 for the period ending December 31, 2003. A decrease in professional fees related to less patient activity resulted in the lower expenses.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2004

Statements of Operations for discontinued operations:

Revenues totaled $333,883 during the nine months ended December 31, 2004, 61% lower than the prior year's revenues of $863,395 in the same period. Management fees decreased due to less patient activity. General and Administrative expenses decreased 43% to $413,030 from $730,252 mainly due to lower payroll expenses and professional fees.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Statements of Operations for continuing operations:

Revenues totaled $9,581 during the three months ended December 31, 2004, 17% higher than the prior year's revenues of $8,206. Included in the total 2004 revenues is $8,882 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $6,880 in 2003 related to its portion. General and Administrative expenses were $12,188 for the period ending December 31, 2004 and $15,054 for the period ending December 31, 2003. A decrease in professional fees related to less patient activity resulted in the lower expenses.

Statements of Operations for discontinued operations:

Revenues totaled $0 during the three months ended December 31, 2004, 100% lower than the prior year's revenues of $211,910 in the same period. Management fees decreased due to no patient activity. General and Administrative expenses decreased 90% to 17,944 from $182,655 mainly due to lower payroll expenses as a result of no patient activity.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2004 cash amounted to $7,994, a decrease of $779 from the cash balance of $8,773 at March 31, 2004. The cash was used to fund operations.

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
DECEMBER 31, 2004

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

DATE: February 11, 2005	By:	/s/ Raffaele Attar
Raffaele Attar
Title: Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Title: Principal Financial Officer and Secretary