Form 10KSB
period 2005-03-31
LEHMAN T H & CO INC
filed 2005-07-14
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2005.

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 17, 2005
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $365,433.

The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $873,683 as of May 17, 2005.

6,970,118
(Number of shares of common stock outstanding as of May 17, 2005)

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

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. The Company provided medical business management services through that time to providers it managed related to existing patients and new patients for physical therapy only. In February 2005 the Company had closed all its patients cases and final billed all the services rendered by the providers and for the patients that could not be finalized, referred them to other providers but billed through the date that the providers had rendered services. The Company is now employing 1 person to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2005 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

Environmental Matters:

The company is subject to various laws and regulations with respect to employee health and safety and the protection of the environment. The Company believes that it is in substantial compliance with such laws and regulations.

Employees:

The Company employs 1 person in the medical management field that is engaged in an administrative and clerical position. The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining agreement and work stoppages have not yet materially affected the Company's business.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation had leased office space in Burbank, California, which was utilized by Med-Fin Management Services, Inc., under an operating lease that expired on February 28, 2005. Monthly rental payments were $8,580, including all utilities. MedFin Management Corporation currently leases office space in Sherman Oaks, California that is being utilized for collection and record storage purposes. Monthly rental payments are $500, including all utilities.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have any matters to submit to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)	Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2005 are as follows:

For the Quarter Ended	High	Low

June 30, 2003	$.15	$.15
September 30, 2003	$.20	$.20
December 31, 2003	$.20	$.20
March 31, 2004	$.20	$.20

June 30, 2004	$.15	$.15
September 30, 2004	$.15	$.15
December 31, 2004	$.15	$.15
March 31, 2005	$.15	$.15

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)	Number of Holders of Common Stock

As of May 17, 2005 the Company had approximately 136 shareholders of record. Cede & Co. was the registered holder of 1,041,721 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)	Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2005.

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

Statements of Operations for continuing operations:

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Revenues totaled $29,050 during the fiscal year ended March 31, 2005, 33% lower than the prior year's revenues of $43,675. Included in the total 2005 revenues is $25,663 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $39,245 in 2004 related to its portion. This is the major reason for the decrease in revenues for the year. Interest expense decreased from $27,078 for the fiscal year ended March 31, 2004 to $19,873 for the fiscal year ended March 31, 2005. This was due to the convertible preferred shares of Famoice (an investment) being exchanged to a related entity, as per the agreement, for the cancellation for the note payable. General and Administrative expenses were 12% lower for 2005 than year ending 2004, being $77,770 and $88,382 respectively.

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

Statements of Operations for discontinued operations:

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Revenues totaled $336,383 during the fiscal year ended March 31, 2004, 61% lower than the prior year's revenues of $863,395. Management fees decreased due winding down of patient activity in December 2004. General and Administrative expenses increased 15.9% to $916,557 from $790,733 mainly due to management’s review of its remaining net receivables requiring an additional adjustment to bad debt expense of $442,000, that reflects, in part, the additional costs of future collections.

Fiscal Year Ended March 31, 2004 Compared to Fiscal Year Ended March 31, 2003

Revenues totaled $863,395 during the fiscal year ended March 31, 2004, 9% lower than the prior year's revenues of $950,631. Management fees decreased due to less patient activity. General and Administrative expenses decreased 13.6% to $790,733 from $914,917 mainly due to management’s opinion that net receivables balances were realistic and an increase to the allowance account was not needed for the fiscal year ending March 31, 2004, compared to the bad debt expense of $131,065 for the fiscal year ended March 31, 2003.

Liquidity, Capital Resources and Income Taxes

At March 31, 2005 cash amounted to $9,513 a decrease of $740 over the cash balance of $8,773 at March 31, 2004.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB's profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that the collections on the remaining receivables balance during the year ended March 31, 2006 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

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

At March 31, 2005, the Company had an operating tax loss carryforward of approximately $6,015,000.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data are listed at "ITEM 13: EXHIBITS AND REPORTS ON FORM 10-KSB" in this document.

(See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Director Since	Position

Elliot Gerstenhaber	59	1996	Director
Raffaele Attar	32	2000	Director
Gary Poe	38		Secretary/Treasurer

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

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 8 years of experience as an investment analyst including 6 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors of Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

Gary Poe is a 1989 graduate of Sam Houston State University holding a B.A. degree in General Business. Mr. Poe has been associated with Woodco Fund Management (WFM) since March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has over 16 years of financial accounting experience.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2005, 2004, and 2003.

Name and Principal Position	Year	Salary	Restricted Stock Awards
None	2005	$ 0	$ 0
None	2004	$ 0	$ 0
None	2003	$ 0	$ 0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of May 17, 2005:

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

(3) Russell Molina resigned as Director and President of T.H. Lehman & Co., Inc. effective October 3, 2002.

Except as otherwise indicated, the address for each of the above persons is c/o T.H. Lehman & Co., Incorporated, 1155 Dairy Ashford Rd., Suite 806, Houston, Texas 77079.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended March 31, 2005 and March 31, 2004, the Company incurred management fees for facilities and services provided by Woodco Fund Management Inc., in the amount of $124,350 and $139,350 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

On August 11, 2003, the Company signed a Convertible Promissory Note (“Note”) Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated (“Rollouts”). The Company has agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts must pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments are due on January 1, April 1, July 1, and October 1. Rollouts may prepay in cash the outstanding principal upon written notice to the Company. The Company has 60 days to consider whether to accept or reject the prepayment. The Company may reject any such prepayment, provided, however, that any such rejection shall cause an automatic conversion of the entire principal amount outstanding under the Note. The Company shall also have the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price to be $.50 subject to certain adjustments during the term of the Note. To fund this investment, the Company will use existing working capital and may seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s chairman, is a member of the board of directors of Rollouts, Inc. This Note was purchased by a related party on July 14, 2004. The Company was paid interest up through June 30, 2004.

On December 6, 2003 the Company borrowed $56,500 from a related entity in exchange for an interest-bearing, nonrecourse note. The note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before December 5, 2005. The Company will repay the Note from its working capital. With the proceeds, the Company acquired 80,000 convertible preference shares of Famoice (“Famoice”) Technology Pty Ltd. The purchase price was $56,500. The Company secured the Note with the convertible preference shares of Famoice. As per the agreement with the related entity the shares of Famoice were returned to the related entity who now takes ownership of the shares. The note was removed from the Company with this transaction.

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

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2005 all Section 16(a) filing requirements were complied with in a timely manner.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
As of March 31, 2005 and 2004
Consolidated Statements of Operations
Years Ended March 31, 2005 and 2004
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2005 and 2004
Consolidated Statements of Cash Flows
Years Ended March 31, 2005 and 2004
Notes to Consolidated Financial Statements

(a)	Financial Statements - See Index to Financial Statements at Page F-1.

(b)	Exhibits:

Exhibit No. Exhibit

3.1	Certificate of Incorporation of T.H. Lehman & Co., Incorporated (the Company) as amended.*

3.2
By-laws of the Company. Incorporated by reference from the Company's Form 8-A dated October 31, 1984 for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934.*

14.1	Code of Ethics

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

DATE: July 12, 2005
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

	By:	/s/ Raffaele Attar
Raffaele Attar Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe Principal Financial Officer and Secretary

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

Index to Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company") as of March 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of T.H. Lehman & Co., Incorporated and Subsidiaries as of March 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company during 2004 discontinued its remaining operations.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited liquid resources, recurring losses, and is seeking to implement its business plan, which requires the Company to acquire or develop a business. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT, CPA

Los Angeles, California
July 12, 2005

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND MARCH 31, 2004

ASSETS

	2005	2004
CURRENT ASSETS

Cash	$9,513	$8,773
Accounts receivable	0	12,000
Current portion of non-current receivable
related party	4,305	2,795
Current portion of non-current receivables
from discontinued operations	255,364	493,160
TOTAL CURRENT ASSETS	269,182	516,728

OTHER ASSETS
Securities available for sale	286,198	366,333
Investments in non-public companies	0	56,500
Non-current receivables - related party	46,000	46,000
Non-current receivables	0	25,000
Non-current receivables from discontinued
Operations	195,398	544,044
Deposits	5,000	16,676
TOTAL OTHER ASSETS	532,596	1,054,553
TOTAL ASSETS	$801,778	$1,571,281

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Management fees - related party	$511,375	$461,675
Accrued liabilities	0	3,450
Current portion of long-term debt-related parties	429,181	36,960
Amounts due to related parties	0	84,000
Management fees - related party from discontinued operations	323,949	272,262
Accounts payable and accrued liabilities from discontinued operations	33	17,943
TOTAL CURRENT LIABILITIES	1,264,538	876,290

LONG-TERM LIABILITIES

Long-term debt, less current portion related parties	25,000	453,848
TOTAL LIABILITIES	1,289,538	1,330,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at March 31, 2005 and 2004	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at March 31, 2005 and 2004	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain(loss) on investments	(91,235)	(11,100)
Accumulated deficit	(8,494,128	(7,845,360)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(487,760)	241,143
	$801,778	$1,571,281

See accompanying Notes to Consolidated Financial Statements

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

	2005		2004
REVENUES
Interest and dividends		$3,387	$4,430
Miscellaneous income		25,663	39,245
TOTAL REVENUES		29,050	43,675

OPERATING EXPENSES
Selling, general and administrative		77,770	88,382
Interest expense		19,873	27,078
TOTAL OPERATING EXPENSES		97,643	115,640
LOSS FROM CONTINUING OPERATIONS		(68,593)	(71,785)

PROVISION FOR INCOME TAXES		0	0

LOSS FROM CONTINUING OPERATIONS		(68,593)	(71,785)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS		(580,175)	72,662
NET INCOME / (LOSS)		(648,768)	877

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		(80,135)	41,976
TOTAL OTHER COMPREHENSIVE INCOME		(80,135)	41,976
COMPREHENSIVE INCOME (LOSS)	$	(728,903)	$42,853

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118	6,945,118

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS		$(0.01)	$(0.01)

NET INCOME/(LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS		(0.08)	0.01

NET LOSS PER COMMON SHARE		$(0.09)	$0.00

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004
BALANCE

	Common Stock					Treasury Stock
	Shares		Additional Paid-in	Accumulated	Unreal. Gain on Sec Avail.	for Shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total

	6,970,118	$69,701	$8,075,850	$(7,846,237)	$(53,076)	25,000	$(48,438)		$197,800
Unrealized gain on securities available for sale:					41,976				41,976
Additional paid in Capital			490						490
Net income				877					877
BALANCE, March 31, 2004:	6,970,118	69,701	8,076,340	(7,845,360)	(11,100)	25,000	(48,438)		241,143
Unrealized loss on securities available for sale					(80,135)				(80,135)
Net loss				(648,768)					(648,768)
BALANCE, March 31, 2005:	6,970,118	$69,701	$8,076,340	$(8,494,128)	$(91,235)	25,000	$(48,438)	$	(487,760)

See accompanying Notes to Consolidated Financial Statements

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2005 AND MARCH 31, 2004

	2005		2004
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$	(68,593)	$	(71,785)
Net income(loss) from discontinued operations		(580,175)		72,662

Adjustments to reconcile net income/(loss) to
Net cash used in operating activities:
Provision for bad debts		442,000		0
Deposits (paid) received		11,676		(5,000)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		12,000		(1,811)
Value of marketable securities		80,135		(41,976)
Increase (decrease) in:
Accounts payable		(524)		158,414
Accrued liabilities		(63,710)		71,128

NET CASH FROM/(USED)
OPERATING ACTIVITIES		(167,191)		181,632

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		(772,396)		(932,049)
Collection of notes receivable		568,191		785,076
(Increase) decrease in non-current receivables		179,889		(136,166)
Loan made/(paid) evidenced by notes
receivable-related party		(1,510)		18,458
(Increase) decrease in non-current receivables
related party		0		(46,000)
Acquisition of investments in non-public companies		56,500		0
Increase (decrease) in ownership of subsidiary		0		490
NET CASH FROM/(USED)
INVESTING ACTIVITIES		224,431		(310,191)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt		0		25,000
Repayment of long-term debt		(56,500)		0
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES		(56,500)		25,000
INCREASE (DECREASE) IN CASH		740		(103,559)

CASH - BEGINNING OF YEAR		8,773		112,332

CASH - END OF YEAR		$9,513		$8,773

See accompanying Notes to Consolidated Financial Statements

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Outlook - As of March 31, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

Cash and cash equivalents totaled $9,513 at March 31, 2005. The Company had nominal revenues from continuing operations for the twelve-month period ended March 31, 2005. The Company’s cash position is insufficient to meet its ongoing expenses including its corporate maintenance requirements. The Company will be required to collect receivables from its discontinued operations in sufficient amounts to sustain basic operations through the remainder of the fiscal year and/or until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to collect adequate receivables amounts or raise additional capital sufficient to meet its needs for the entire period required.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Ultimately, the Company’s ability to continue as a going concern is dependent upon it’s ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable operations.

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

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. The Company provided medical business management services through that time to providers it managed related to existing patients and new patients for physical therapy only. In February 2005 the Company had closed all its patients cases and final billed all the services rendered by the providers and for the patients that could not be finalized, referred them to other providers but billed through the date that the providers had rendered services. The Company is now employing one person to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2005 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for stock-based transactions, uncollectible accounts receivable, asset depreciation and amortization, and taxes, among others.

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

Stock-Based Compensation - There are no employee stock options.

Basic Income/Loss Per Share - Basic income/loss per common share is calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

2.    NON-CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2005 and March 31, 2004 is as follows:

	March 31, 2005	March 31,2004
Financial Position:
Current Assets	$86,535	$123,613

Property and equipment	0	0
Total assets	$86,535	$123,613

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

Current liabilities(including
due to the Company of $98,075)	$212,805	$239,442
Long-term obligations (a)	89,084	103,719
Stockholders' deficiency	(215,354)	(219,548)
Total liabilities and stockholders'
deficiency	$86,535	$123,613

Results of Operations:
Revenues	$270,674	$265,480
Operating Expenses	266,481	241,673
Net income	$4,193	$23,807

(a) Certain creditors of HPB are also creditors of the Company.

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company with the concurrence of the related entities of the Company, has elected that it's advances (non-interest bearing) are to be liquidated, in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $98,075, although fully reserved by the Company. During the year ended March 31, 2005 and 2004 the Company received $37,663 and $34,018, respectively from HPB.

3.    SECURITIES AVAILABLE FOR SALE

	2005	2004
KSW, Inc.	$286,198	$366,333

Unrealized gains and losses for marketable equity securities available for sale at March 31, 2005 and 2004 are as follows:

	2005		2004
	Current	Non-Current	Current	Non-Current

Aggregate Cost	$0	$377,434	$0		$377,434

Aggregate Market Value	0	286,199	0		366,334

Net Unrealized Gains	$0	$(91,235)	$0	$	(11,100)

4.    NON-CURRENT RECEIVABLES (DISCONTINUED OPERATIONS)

Non-current receivables at March 31, 2005 and March 31, 2004 consisted of the following:

	2005	2004

Assigned medical billings net of allowances of which $259,669 of the unpaid balance are expected to be collected during the current fiscal year.	$1,539,046	$1,683,488

Working capital advances at 12% per annum interest to a provider of medical services who has contracted with the Company to provide management services. None of these advances are expected to be collected during the current fiscal year, nor is interest being accrued.	1,037,530	1,037,530
	2,576,576	2,721,018
Less Allowance for Uncollectible	(2,125,814)	(1,683,814)
	450,762	1,037,204
Less Current Portion	(255,364)	(493,160)
	$195,338	$544,044

During October 2003 the Company entered into an agreement to purchase the minority interest shares of a medical management subsidiary that was owned by a medical provider (seller) whose provider entity is managed by the Company. Under the terms of the agreement the Company was to pay an aggregate of $137,000, an initial payment of $25,000 plus 12 payments without interest of $9,333 through October 2004. Under the terms of the agreement the seller released all claims against the assigned medical receivables which the Company manages. This agreement was satisfied during the year ended March 31, 2005.

The above receivable balances have been reduced to reflect estimated cost associated with their collections.

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

5.    LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2005 and March 31, 2004 consisted of the following:

	2005	2004
Related Party:
Note payable of $10,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	$11,438	$10,838

Note payable of $121,805 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	139,325	132,017

Note payable of $97,043 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	111,001	105,179

Note payable of $34,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	38,890	36,850

Note payable of $13,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	14,870	14,090

Note payable of $17,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	19,445	18,425

Note payable of $79,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	90,935	86,165

Note payable of $56,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on December 5, 2005 for acquisition of certain non-public shares.	0	60,967

Note payable of $25,000 principal plus accrued interest at 8%, payable in annual installments of interest only, all due on August 10, 2006 for acquisition of certain non-public shares.	28,277	26,277
	$454,181	$490,808
Less Current Portion	(429,181)	(36,960)
	$25,000	$453,848

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2005 - $429,181; 2006 - $25,000.

6.    INCOME TAXES

At March 31, 2005, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $6,015,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of histories of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

7.    COMMITMENTS AND CONTINGENCIES

Leases - The Company currently leases an office in Sherman Oaks, California on a month to month basis for collection of receivables and file storage purposes. The monthly rental is $500.

Rent expense amounted to $101,296 and $107,757 for the years ended March 31, 2005 and 2004, respectively.

Index to Consolidated Financial Statements:

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005 AND 2004

8.    RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as an unpaid consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $124,350 and $139,350 for the years ended March 31, 2005 and 2004, respectively.

On August 11, 2003, the Company signed a Convertible Promissory Note (“Note”) Purchase Agreement, effective August 11, 2003 with Rollouts Incorporated (“Rollouts”). The Company had agreed to advance up to $250,000 of principal at an interest rate of 10%, computed on the date of the advances as simple annual interest. Rollouts was to pay unpaid interest accrued on the Note upon conversion of such Note into shares of Rollouts Common Stock. Interest only payments were due on January 1, April 1, July 1, and October 1. Rollouts was to prepay in cash the outstanding principal upon written notice to the Company. The Company had 60 days to consider whether to accept or reject the prepayment. The Company had the rights to reject any such prepayment, provided, however, that any such rejection would cause an automatic conversion of the entire principal amount outstanding under the Note. The Company also had the right at its option to convert the outstanding principal amount under the Note or any portion thereof, into that number of fully paid and non-assessable shares of Common Stock obtained by dividing the outstanding principal amount under the Note surrendered for conversion by the Conversion Price. The beginning conversion price was to be $.50 per share subject to certain adjustments during the term of the Note. To fund this investment, the Company was to use existing working capital and was to seek additional funding through short and long term notes. Mr. Raffaele Attar, the Company’s unpaid chairman, is a member of the board of directors of Rollouts, Inc. This Note was purchased by a related party on July 14, 2004. The Company was paid interest up through June 30, 2004.

On December 6, 2003 the Company borrowed $56,500 from a related entity in exchange for an interest-bearing, nonrecourse note. The note was to bear interest at 6% per annum and was payable in annual interest only installments and was due and payable in full on or before December 5, 2005. The Company was to repay the Note from its working capital. With the proceeds, the Company acquired 80,000 convertible preference shares of Famoice (“Famoice”) Technology Pty Ltd. The purchase price was $56,500. The Company secured the Note with the convertible preference shares of Famoice. As per the agreement with the related entity the shares of Famoice were returned to the related entity who now takes ownership of the shares in exchange for the note.

Certain of the Company's creditors are related as a result of one of the Company's principal stockholders being a consultant to these entities.

During the prior fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The terms of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The principal balances of these notes total $46,000.