Form 10QSB
period 2005-06-30
LEHMAN T H & CO INC
filed 2005-08-12
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 20, 2005
Common Stock, par value	6,945,118 Shares
$.01 per share
Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):   Yes ☒   No ☐

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended June 30, 2005.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial at, and for the fiscal year ended March 31, 2005.

The results reflected for the three months ended June 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2005 AND MARCH 31, 2005
	June 30	March 31
	2005	2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$20,666	$9,513
Accounts receivable	4,756	0
Current portion of non-current receivable
related party	5,131	4,305
Current portion of non-current receivables
from discontinued operations	204,417	255,364

TOTAL CURRENT ASSETS	234,970	269,182

OTHER ASSETS
Securities available for sale	610,555	286,198
Non-current receivables - related party	66,000	46,000
Non-current receivables from discontinued
Operations	156,344	195,398
Deposits	0	5,000

TOTAL OTHER ASSETS	832,899	532,596

TOTAL ASSETS	$1,067,869	$801,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$523,875	$511,375
Accrued liabilities	26,000	0
Current portion of long-term debt-related party	435,244	429,181
Management fees - related party
from discontinued operations	288,947	323,949
Account payable and accrued liabilities
from discontinued operations	33	33

TOTAL CURRENT LIABILITIES	1,274,099fs	1,264,538

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	25,000	25,000

TOTAL LIABILITIES	1,299,099	1,289,538

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2005 AND MARCH 31, 2005
	June 30	March 31
	2004	2005
	(Unaudited)
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2004 and March 31, 2004	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2004 and March 31, 2004	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	233,122	(91,235)
Accumulated deficit	(8,561,954)	(8,494,128)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	(231,230)	(487,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,067,869	$801,778

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

REVENUES
Interest and dividends	$826	$1,311
Miscellaneous income	4,756	13,548

TOTAL REVENUES	5,582	14,859

OPERATING EXPENSES
Selling, general and administrative	30,403	26,042
Interest expense	6,063	6,914

TOTAL OPERATING EXPENSES	36,466	32,956

INCOME / (LOSS) FROM CONTINUING OPERATIONS	(30,884)	(18,097)

PROVISION FOR INCOME TAXES	0	0

INCOME / (LOSS) FROM CONTINUING OPERATIONS	(30,884)	(18,097)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(36,942)	7,164

NET INCOME / (LOSS)	(67,826)	(10,933)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	324,357	(99,215)
Less: reclassification adjustment for Gain included in net income	0	0

TOTAL OTHER COMPREHENSIVE INCOME	324,357	(99,215)

COMPREHENSIVE INCOME (LOSS)	$256,531	$ (110,148)

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$ (0.00)	$ (0.00)

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	0.00

NET LOSS PER COMMON SHARE	$ (0.01)	0.00

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$ (30,884)	$ (18,097)
Net income from discontinued operations	(36,942)	7,164

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	5,000	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,756)	6,452
Value of marketable securities	(324,357)	99,215
Increase (decrease) in:
Accounts payable	(22,501)	(8,111)
Accrued liabilities	356,418	(87,643)

NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	(58,022)	(1,020)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	June 30	June 30
	2005	2004
	(Unaudited)	(Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(39,053)	(206,550)
Collection of provider receivables	90,000	211,384
(Increase) decrease in:
Non-current receivables	39,054	3,747
Loan made evidenced by notes receivable-related party	(826)	(58)
(Increase) decrease in non-current receivables - related party	(20,000)	0
(Increase)decrease in ownership of subsidiary	0	0

NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	69,175	8,523

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	0
Repayment of long-term debt	0	0

NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	0	0

INCREASE (DECREASE)IN CASH	11,153	7,503

CASH - BEGINNING	9,513	8,773

CASH - END	$20,666	$16,276

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2005

1.	COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2005 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2005 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

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

2.	RELATED PARTY TRANSACTION

During a prior fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The aggregate principal balances of the notes are $46,000.

During the current fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of the note is $20,000.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2005

Plan of Operation:

The Company is presently focused on maintaining the corporate entity and seeking new business opportunities. The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending March 31, 2006 and beyond. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

As a result of the dramatic change in direction of the Company’s scope and focus, and the discontinuation of its operating business in fiscal 2004, comparisons of year-to-year results are not meaningful.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2005

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

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Statements of Operations for continuing operations:

Revenues totaled $5,582 during the three months ended June 30, 2005, 62% lower than the prior year's revenues of $14,859. Included in the total 2005 revenues is $4,756 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $13,548 in 2004 related to its portion. Interest expense was 12% lower being $6,063 for the three months ended June 30, 2005 compared to $6,914 for the same period ending June 30, 2004. This was due to the convertible preferred shares of Famoice (an investment) being exchanged to a related entity, as per the agreement, for the cancellation for the note payable.General and Administrative expenses were $30,403 for the period ending June 30, 2005 and $26,042 for the period ending June 30, 2004.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2005

Statements of Operations for discontinued operations:

Revenues were $0 during the three months ended June 30, 2005, compared to $158,919 for the three months ended June 30, 2004. Management fees stopped due to the discontinuance of operations in December 2004. General and Administrative expenses decreased 73% to $43,006 from $158,669 mainly due to lower payroll expenses, rent expenses and professional fees.

Liquidity, Capital Resources and Income Taxes:

At June 30, 2005 cash amounted to $20,66, an increase of $11,153 from the cash balance of $9,513 at March 31, 2005. The cash will be used to fund operations.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2005

At March 31, 2005, the Company had an operating tax loss carry forward of approximately $6,015,000.

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

Controls and Procedures:

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management including the Company’s Acting Chief Executive Officer and Principal Financial Officer,
of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Acting Chief Executive Officer and Principal Financial Officer included that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out this evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 11, 2005
                                       T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary