Form 10QSB
period 2005-09-30
LEHMAN T H & CO INC
filed 2005-11-14
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

 ☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, par value	6,945,118 Shares
$.01 per share

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months ended September 30, 2005.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2005.

The results reflected for the six months ended September 30, 2005 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND MARCH 31, 2005

	September 30	March 31
	2005	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$32,620	$9,513
Accounts receivable	2,450	0
Current portion of non-current receivable related party	6,320	4,305
Current portion of non-current receivables from discontinued operations	171,117	255,364
TOTAL CURRENT ASSETS	212,507	269,182

OTHER ASSETS
Securities available for sale	736,113	286,198
Non-current receivables - related party	76,000	46,000
Non-current receivables from discontinued
Operations	129,644	195,398
Deposits	0	5,000
TOTAL OTHER ASSETS	941,757	532,596
TOTAL ASSETS	$1,154,264	$801,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$536,175	$511,375
Accrued liabilities	12,173	0
Current portion of long-term debt-related party	386,194	429,181
Management fees - related party from discontinued operations	272,848	323,949
Account payable and accrued liabilities from discontinued operations	863	33
TOTAL CURRENT LIABILITIES	1,208,254	1,264,538

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	25,000	25,000
TOTAL LIABILITIES	1,233,254	1,289,538

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2005 AND MARCH 31, 2005

	September 30	March 31
	2005	2005
	(Unaudited)
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at September 30, 2005 and March 31, 2005	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at September 30, 2005 and March 31, 2005	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	405,680	(91,235)
Accumulated deficit	(8,582,273)	(8,494,128)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	(78,990)	(487,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,154,264	$801,778

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$2,015	$2,007
Miscellaneous income	7,205	16,781
TOTAL REVENUES	9,220	18,788

OPERATING EXPENSES
Selling, general and administrative	43,182	50,690
Interest expense	4,013	13,903
TOTAL OPERATING EXPENSES	47,195	64,593
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(37,975)	(45,805)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(37,975)	(45,805)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(50,170)	(9,920)
NET INCOME / (LOSS)	(88,145)	(55,725)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	496,916	(129,743)
Less: reclassification adjustment for Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	496,916	(129,743)
COMPREHENSIVE INCOME (LOSS)	$408,771	$(185,468)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)

NET INCOME/(LOSS)PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	(0.01)	0.00
NET LOSS PER COMMON SHARE	$(0.01)	(0.01)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$1,189	$696
Miscellaneous income	2,449	3,232
TOTAL REVENUES	3,638	3,928

OPERATING EXPENSES
Selling, general and administrative	12,779	21,647
Interest expense	(2,050)	6,990
TOTAL OPERATING EXPENSES	10,729	28,637
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(7,091)	(24,709)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(7,091)	(24,709)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(13,227)	(20,084)
NET INCOME / (LOSS)	(20,318)	(44,793)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	172,558	(30,528)
Less: reclassification adjustment for Gain included in net income	0	0
TOTAL OTHER COMPREHENSIVE INCOME	172,558	(30,528)
COMPREHENSIVE INCOME (LOSS)	$152,240	$(75,320)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.00)	$0.00

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.00)	0.00
NET LOSS PER COMMON SHARE	$(0.00)	0.00
See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(37,975)	$(45,805)
Net loss from discontinued operations	(50,170)	(9,920)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	5,000	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,450)	8,767
Value of marketable securities	(449,915)	129,743
Increase (decrease) in:
Accounts payable	(25,471)	(9,625)
Accrued liabilities/comprehensive income	513,102	(119,290)
NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	(47,878)	(46,130)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	September 30	September 30
	2005	2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(15,754)	(367,876)
Collection of provider receivables	100,000	372,756
(Increase) decrease in:
Non-current receivables	65,754	35,204
Loan made evidenced by notes receivable-related party	(2,015)	(754)
(Increase) decrease in non-current receivables - related party	(30,000)	0
(Increase)decrease in ownership of subsidiary	0	0
NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	117,985	39,330
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	0	0
Repayment of long-term debt	(47,000)	0
NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	(47,000)	0

INCREASE (DECREASE)IN CASH	23,107	(6,800)

CASH - BEGINNING	9,513	8,773
CASH - END	$32,620	$1,973

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

1.	COMMENTS

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

During the current fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of the note is $30,000.

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which of best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2005

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2005

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Statements of Operations for continuing operations:

Revenues totaled $9,220 during the six months ended September 30, 2005, 51% lower than the prior year's revenues of $18,788. Included in the total 2005 revenues is $7,205 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $16,781 in 2004 related to its portion. Interest expense was 71% lower being $4,013 for the six months ended September 30, 2005 compared to $13,903 for the same period ending September 30, 2004. This was due to the convertible preferred shares of Famoice (an investment) being exchanged to a related entity, as per the agreement, for the cancellation for the note payable. General and Administrative expenses were $43,182 for the period ending September 30, 2005 and $50,690 for the period ending September 30, 2004. The decrease of 15% is due to lower professional fees related to continuing operations.

Statements of Operations for discontinued operations:

Revenues were $0 during the six months ended September 30, 2005, compared to $283,416 for the six months ended September 30, 2004. Management fees stopped due to the discontinuance of operations in December 2004. General and Administrative expenses decreased to $50,170 from $293,337 mainly due to lower payroll expenses, rent expenses and professional fees.

Three Months Ended Septmeber 30, 2005 Compared to Three Months Ended September 30, 2004

Statements of Operations for continuing operations:

Revenues totaled $3,638 during the three months ended September 30, 2005, 7% lower than the prior year's revenues of $3,929 for the same three month period. Included in the total 2005 revenues is $2,449 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $3,233 in 2004 related to its portion. Interest expense was 129% lower being ($2,050) for the three months ended September 30, 2005 compared to $6,990 for the same period ending September 30, 2004. This was due to the shares of KSW Inc. being exchanged for the cancellation for the note payable and accrued interest. General and Administrative expenses were $12,779 for the period ending September 30, 2005 and $21,647 for the period ending September 30, 2004. The decrease of 41% is due to lower professional fees related to continuing operations.

Statements of Operations for discontinued operations:

Revenues were $0 during the three months ended September 30, 2005, compared to $124,497 for the three months ended September 30, 2004. Management fees stopped due to the discontinuance of operations in December 2004. General and Administrative expenses decreased to $13,227 from $144,582 mainly due to lower payroll expenses, rent expenses and professional fees.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2005

Liquidity, Capital Resources and Income Taxes:

At September 30, 2005 cash amounted to $32,620 an increase of $23,107 from the cash balance of $9,513 at March 31, 2005. The cash will be used to fund operations.

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
SEPTEMBER 30, 2005

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

DATE: November 9, 2005
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary