Form 10QSB
period 2005-12-31
LEHMAN T H & CO INC
filed 2006-02-10
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

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

1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079

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

Class	Outstanding at January 24, 2006
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2005.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2005.

The results reflected for the nine months ended December 31, 2005 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND MARCH 31, 2005

	December 31 2005	March 31 2005
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$11,302	$9,513
Accounts receivable	0	0
Current portion of non-current receivable related party	8,315	4,305
Current portion of non-current receivables from discontinued operations	165,814	255,364
TOTAL CURRENT ASSETS	185,431	269,182

OTHER ASSETS
Securities available for sale	915,872	286,198
Non-current receivables - related party	91,000	46,000
Non-current receivables from discontinued
Operations	96,028	195,398
Deposits	0	5,000
TOTAL OTHER ASSETS	1,102,900	532,596
TOTAL ASSETS	$1,288,331	$801,778

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$548,475	$511,375
Current portion of long-term debt-related party	4,783	429,181
Management fees - related party from discontinued operations	267,637	323,949
Account payable and accrued liabilities from discontinued operations	16,373	33
TOTAL CURRENT LIABILITIES	837,268	1,264,538

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	412,372	25,000
TOTAL LIABILITIES	1,249,640	1,289,538

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2005 AND MARCH 31, 2005

	December 31 2005	March 31 2005
	(Unaudited)
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2005 and March 31, 2005	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2005 and March 31, 2005	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	589,564	(91,235)
Accumulated deficit	(8,648,476)	(8,494,128)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	38,691	(487,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,288,331	$801,778

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31 2005	December 31 2004
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$4,010	$2,706
Realized gain from sales of securities available for sale	18,746	0
Miscellaneous income	7,206	25,663
TOTAL REVENUES	29,962	28,369

OPERATING EXPENSES
Selling, general and administrative	58,713	65,878
Interest expense	9,975	20,893
TOTAL OPERATING EXPENSES	68,688	86,771
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(38,726)	(58,402)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(38,726)	(58,402)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(115,622)	(58,254)
NET INCOME / (LOSS)	(154,348)	(116,656)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	September 30 2005		September 30 2004
	(Unaudited)		(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		699,545		(209,878)
Less: reclassification adjustment for Gain included in net income		(18,746)		0
TOTAL OTHER COMPREHENSIVE INCOME		680,799		(209,878)
COMPREHENSIVE INCOME (LOSS)		$526,451	$	(326,534)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118		6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$	(0.01)	$	(0.01)

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS		(0.02)		(0.01)
NET LOSS PER COMMON SHARE	$	(0.02)		(0.02)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31 2005	December 31 2004
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$1,995	$699
Miscellaneous income	18,746	8,882
TOTAL REVENUES	20,741	9,581

OPERATING EXPENSES
Selling, general and administrative	15,531	12,188
Interest expense	5,961	6,990
TOTAL OPERATING EXPENSES	21,492	19,198
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(751)	(9,597)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(751)	(9,597)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(65,452)	(10,954)
NET INCOME / (LOSS)	(66,203)	(20,551)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	September 30 2005		September 30 2005
	(Unaudited)		(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities		183,884	(80,135)
Less: reclassification adjustment for Gain included in net income		(18,746)	0
TOTAL OTHER COMPREHENSIVE INCOME		165,138	(80,135)
COMPREHENSIVE INCOME (LOSS)		$98,935	$ (100,686)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$	(0.00)	$0.00

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS		(0.01)	0.00
NET LOSS PER COMMON SHARE	$	(0.01)	0.00
See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31 2005	December 31 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(38,726)	$ (58,402)
Net loss from discontinued operations	(115,622)	(58,254)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	5,000	0
Realized gain from sales of securities available for sale	18,746	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	0	3,118
Value of marketable securities	(648,420)	209,878
Increase (decrease) in:
Accounts payable	(2,872)	14,028
Accrued liabilities/comprehensive income	632,157	(192,434)
NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	(149,737)	(82,066)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31 2005	December 31 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(130,436)	(448,021)
Collection of provider receivables	219,986	477,191
(Increase) decrease in:
Non-current receivables	99,370	52,947
Loan made evidenced by notes receivable-related party	(4,010)	(830)
(Increase) decrease in non-current receivables - related party	(45,000)	0
(Increase)decrease in ownership of subsidiary	0	0
NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	139,910	81,287
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	58,616	0
Repayment of long-term debt	(47,000)	0
NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	11,616	0
INCREASE (DECREASE)IN CASH	1,789	(779)

CASH - BEGINNING	9,513	8,773
CASH - END	$11,302	$7,994

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2005

Outlook- As of March 31, 2005, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

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

During the current fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of the note is $45,000.

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2005

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2005

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Statements of Operations for continuing operations:

Revenues totaled $29,962 during the nine months ended December 31, 2005, 5% higher than the prior year's revenues of $28,369. Included in the total 2005 revenues is $7,206 related to the Company's portion of net income of Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. The Company recorded $25,663 in 2004 related to its portion. Also included in the 2005 revenues is a realized gain of $18,746 for securites sold compared to $0 during the same period in the prior year. Interest expense was 52% lower being $9,975 for the nine months ended December 31, 2005 compared to $20,893 for the same period ending December 31, 2004. This was due to the convertible preferred shares of Famoice (an investment) being exchanged to a related entity, as per the agreement, for the cancellation for the note payable and shares of KSW Inc. being exchanged for the cancellation for two note payables and accrued interest. General and Administrative expenses were $58,713 for the period ending December 31, 2005 and $65,878 for the period ending December 31, 2004. The decrease of 11% is due to lower professional fees related to continuing operations.

Statements of Operations for discontinued operations:

Revenues were $0 during the nine months ended December 31, 2005, compared to $333,883 for the nine months ended December 31, 2004. Management fees stopped due to the discontinuance of operations in December 2004. General and Administrative expenses decreased to $125,596 from $413,029 mainly due to lower payroll expenses, rent expenses and professional fees. The decrease is partially offset by an uncollectible accounts expense charge of $38,919 for a disagreement relating to the ownership of collected receivables with a former client practitioner. The amount under dispute is $73,919. The Company hopes to have this matter resolved by March 31st.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Statements of Operations for continuing operations:

Revenues totaled $20,741 during the three months ended December 31, 2005, 116% higher than the prior year's revenues of $9,581 for the same three month period. Included in the total 2005 revenues is a realized gain of $18,746 for securites sold compared to $0 during the same period in the prior year. Interest expense was 15% lower being ($5,961) for the three months ended December 31, 2005 compared to $6,990 for the same period ending December 31, 2004. This was due to shares of KSW Inc. being exchanged for the cancellation of two note payables and accrued interest. General and Administrative expenses were $15,531 for the period ending December 31, 2005 and $12,188 for the period ending December 31, 2004. The decrease of 27% is due to lower professional fees related to continuing operations.

Statements of Operations for discontinued operations:

Revenues were $0 during the three months ended December 31, 2005 and $0 for the three months ended December 31, 2004. Management fees stopped due to the discontinuance of operations in December 2004. General and Administrative expenses increased to $71,413 from $17,944 mainly due to uncollectible accounts expense being increased for a disagreement relating to the ownership of collected receivables with a former client practitioner. The amount under dispute is $73,919.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2005

Liquidity, Capital Resources and Income Taxes:

At December 31, 2005 cash amounted to $11,302 an increase of $1,789 from the cash balance of $9,513 at March 31, 2005. The cash will be used to fund operations.

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
DECEMBER 31, 2005

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

DATE: February 7, 2006

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary