Form 10KSB
period 2006-03-31
LEHMAN T H & CO INC
filed 2006-06-30
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2006.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ____________.

Commission file number 2-87738

T.H. LEHMAN & CO., INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356
(State or other jurisdiction of incorporation or organization	(I.R.S./Employer Identification Number)

1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079
(Address of principal executive offices)

Issuer's telephone number, including area code:   (281) 870-1197

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at June 5, 2006
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. ☒

Issuer's revenues for its most recent fiscal year were $37,381.

The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $757,192 as of June 5, 2006.

6,970,118

(Number of shares of common stock outstanding as of June 5, 2006)

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

MedFin Management Corp. and Med-Fin Management Services, Inc. receive, as a fee for their clinic management services, revenues that are indirectly related to the overall collections of their client practitioners' receivables. MedFin Management Corporation and Med-Fin Management Services, Inc. also provide working capital on an as-needed basis to those clients with receivables as collateral for such advances and UCC filings made thereon. However, the Company is not engaged in the practice of medicine which, for non- doctor controlled entities, is not legally allowed in California.

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

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. The Company provided medical business management services through that time to providers it managed related to existing patients and new patients for physical therapy only. In February 2005 the Company had closed all its patients cases and final billed all the services rendered by the providers and for the patients that could not be finalized, referred them to other providers but billed through the date that the providers had rendered services. The Company is now employing 1 person to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2006 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

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

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2006 are as follows:

For the Quarter Ended	High	Low

June 30, 2004	$.15	$.15
September 30, 2004	$.15	$.15
December 31, 2004	$.15	$.15
March 31, 2005	$.15	$.15

June 30, 2005	$.15	$.15
September 30, 2005	$.15	$.15
December 31, 2005	$.15	$.15
March 31, 2006	$.11	$.11

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)	Number of Holders of Common Stock

As of June 5, 2006 the Company had approximately 139 shareholders of record. Cede & Co. was the registered holder of 1,041,326 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)	Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2006.

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

Statements of Operations for continuing operations:

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Revenues totaled $37,381 during the fiscal year ended March 31, 2006, 29% higher than the previous year’s revenues of $29,050. Included in the total 2006 revenues is $24,195 of realized gain from sales of KSW, Inc. shares offset by a decrease in the Company’s portion of net income from Healthcare Professional Billing Corp. (HPB) under the 1996 transfer agreement. Operating expenses decreased by 6% from $97,643 in 2005 to $91,788 in 2006. General and Administrative expenses were relatively the same with interest expense decreasing 18.7% from 19,873 to 16,148 after two loans were paid off in 2006.

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

Statements of Operations for discontinued operations:

Fiscal Year Ended March 31, 2006 Compared to Fiscal Year Ended March 31, 2005

Due to the winding down of patient activity in December 2004, fiscal year ended March 31, 2006 had zero revenues compared to $336,383 for the prior fiscal year ended March 31, 2005. General and Administrative expenses decreased to $134,750 in 2006 compared to $916,557 in 2005 for the same lack of patient activity and costs associated with that not occurring. Payroll, Rent, Management Fees and Uncollectible accounts expenses are all significantly lower than in the previous year due to no patient activity.

Fiscal Year Ended March 31, 2005 Compared to Fiscal Year Ended March 31, 2004

Revenues totaled $336,383 during the fiscal year ended March 31, 2005, 61% lower than the prior year's revenues of $863,395. Management fees decreased due winding down of patient activity in December 2004. General and Administrative expenses increased 15.9% to $916,557 from $790,733 mainly due to management’s review of its remaining net receivables requiring an additional adjustment to bad debt expense of $442,000, that reflects, in part, the additional costs of future collections.

Liquidity, Capital Resources and Income Taxes

At March 31, 2006 cash amounted to $46,254 an increase of $36,741 over the cash balance of $9,513 at March 31, 2005.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB's profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash and its lines of credit will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that the collections on the remaining receivables balance during the year ended March 31, 2007 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

At March 31, 2006, the Company had an operating tax loss carryforward of approximately $6,205,000.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data are listed at "ITEM 13: EXHIBITS AND REPORTS ON FORM 10-KSB" in this document.

(See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Director Since	Position

Elliot Gerstenhaber	60	1996	Director
Raffaele Attar	33	2000	Director
Gary Poe	39		Secretary/Treasurer

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

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 9 years of experience as an investment analyst including 7 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors of Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

Gary Poe is a 1989 graduate of Sam Houston State University holding a B.A. degree in General Business. Mr. Poe has been associated with Woodco Fund Management (WFM) since March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has over 17 years of financial accounting experience.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2006, 2005, and 2004.

Name and Principal Position	Year	Salary	Restricted Stock Awards
None	2006	$0	$0
None	2005	$0	$0
None	2004	$0	$0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of June 5, 2006:

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
1155 Dairy Ashford, Suite 650
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

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority of these funds less any legal costs if it proceeds that far. If a settlement is not reached during the second fiscal quarter, then the Company will file suit against the former provider by September 30, 2006. As such the Company has recorded an allowance based on management’s estimate of realization.

During the years ended March 31, 2006 and March 31, 2005, the Company incurred management fees for facilities and services provided by Woodco Fund Management Inc., in the amount of $49,350 and $124,350 respectively. Such services are believed to have been provided on terms no less favorable than available from a third party.

During the 2004 fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The term of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The aggregate principal balances of the notes are $46,000. Subsequent to year-end the Company received an interest only check for $8,452 on the above notes.

During the current fiscal year the Company entered into another formal note Arrangement with its chairman regarding additional advances made by the Company to an entity controlled by the chairman. The terms of the note require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of this note is $45,000. Subsequent to year-end the Company received an interest only check for $1,800 on the above note.

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take. Subsequent to year-end the Company made a payment for $150,000 towards accrued interest and principal on the above notes.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2006 all Section 16(a) filing requirements were complied with in a timely manner.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
As of March 31, 2006 and 2005
Consolidated Statements of Operations
Years Ended March 31, 2006 and 2005
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows
Years Ended March 31, 2006 and 2005
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

DATE: June 22, 2006
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2006 AND MARCH 31, 2005

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
As of March 31, 2006 and 2005	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended March 31, 2006 and 2005	F-4

Consolidated Statements of Stockholders' Equity
Years Ended March 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows
Years Ended March 31, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company") as of March 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

/s/ JEFFREY S. GILBERT, CPA

Los Angeles, California
June 22, 2006

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND MARCH 31, 2005

ASSETS

	2006	2005

CURRENT ASSETS

Cash	$46,254	$9,513
Current portion of non-current receivable - related party	56,253	4,305
Current portion of non-current receivables from discontinued operations	103,951	255,364
TOTAL CURRENT ASSETS	206,458	269,182

OTHER ASSETS
Securities available for sale	1,233,069	286,198
Non-current receivables - related party	45,000	46,000
Non-current receivables from discontinued operations	49,359	195,398
Deposits	0	5,000
TOTAL OTHER ASSETS	1,327,428	532,596
TOTAL ASSETS	$1,533,886	$801,778

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Management fees - related party	$560,775	$511,375
Current portion of long-term debt-related parties	39,366	429,181
Management fees from discontinued operations - related party	227,742	323,949
Accounts payable and accrued liabilities from discontinued operations	0	33
TOTAL CURRENT LIABILITIES	827,883	1,264,538

LONG-TERM LIABILITIES

Long-term debt, less current portion due related parties	383,964	25,000
TOTAL LIABILITIES	1,211,847	1,289,538
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at March 31, 2006 and 2005	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at March 31, 2006 and 2005	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain(loss) on investments	907,721	(91,235)
Accumulated deficit	(8,683,285)	(8,494,128)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	322,039	(487,760)
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,533,886	$801,778

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2006 AND MARCH 31, 2005

	2006	2005

REVENUES
Interest and dividends	$5,981		$3,387
Realized gain from sales of securities Available for sale	24,195		0
Miscellaneous income	7,205		25,663
TOTAL REVENUES	37,381		29,050

OPERATING EXPENSES
Selling, general and administrative	75,640		77,770
Interest expense	16,148		19,873
TOTAL OPERATING EXPENSES	91,788		97,643
LOSS FROM CONTINUING OPERATIONS	(54,407)		(68,593)

PROVISION FOR INCOME TAXES	0		0
LOSS FROM CONTINUING OPERATIONS	(54,407)		(68,593)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(134,750)		(580,175)
NET INCOME / (LOSS)	(189,157)		(648,768)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	1,023,151		(80,135)
Less: reclassification adjustment for gain included in net income	(24,195)		0
TOTAL OTHER COMPREHENSIVE INCOME	998,956		(80,135)
COMPREHENSIVE INCOME (LOSS)	$809,799	$	(728,903)

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118		6,945,118

NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)		$(0.01)

NET INCOME/(LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.02)		(0.08)

NET LOSS PER COMMON SHARE	$(0.03)		$(0.09)

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2006 AND MARCH 31, 2005
BALANCE

	Common Stock				Unreal.	Treasury Stock
	Shares		Additional Paid-in	Accumulated	Gain on Sec Avail.	for Shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total

	6,970,118	$69,701	$8,076,340	$(7,845,360)	$(11,100)	25,000	$(48,438)	$241,143
Unrealized gain on securities available for sale:					(80,135)			(80,135)
Net loss				(648,768)				(648,768)
BALANCE, March 31, 2005:	6,970,118	69,701	8,076,340	(8,494,128)	(91,235)	25,000	(48,438)	(487,760)
Unrealized gain on securities available for sale					998,956			998,956
Net loss				(189,157)				(189,157)
BALANCE, March 31, 2005:	6,970,118	$69,701	$8,076,340	$(8,683,285)	$907,721	25,000	$(48,438)	$322,039

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2006 AND MARCH 31, 2005

	2006		2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$	(54,407)	$	(68,593)
Net income(loss) from discontinued operations		(134,750)		(580,175)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Provision for bad debts		0		442,000
Realized gain from sales of securities available for sale		24,195		0
Deposits (paid) received		5,000		11,676
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable		0		12,000
Value of marketable securities		(971,066)		80,135
Increase (decrease) in:
Accounts payable		(46,839)		(524)
Accrued liabilities		956,488		(63,710)

NET CASH FOR OPERATING ACTIVITIES		(221,379)		(167,191)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		(68,573)		(772,396)
Collection of notes receivable		219,986		568,191
Decrease in non-current receivables		146,039		373,646
Loan made/(paid) evidenced by notes receivable-related party		(51,948)		(1,510)
Decrease in non-current receivables related party		1,000		0
Acquisition of investments in non-public companies		0		56,500

NET CASH FROM INVESTING ACTIVITIES		246,504		224,431

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt		58,616		0
Repayment of long-term debt		(47,000)		(56,500)
NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES		11,616		(56,500)

INCREASE IN CASH		36,741		740

CASH - BEGINNING OF YEAR		9,513		8,773

CASH - END OF YEAR		$46,254		$9,513

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Outlook- As of March 31, 2006, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

Cash totaled $46,254 at March 31, 2006. The Company had nominal revenues from continuing operations for the year ended March 31, 2006. The Company’s cash position is insufficient to meet its ongoing expenses including its corporate maintenance requirements. The Company will be required to collect receivables from its discontinued operations or liquidate its securities held for sale in sufficient amounts to sustain basic operations through the remainder of the fiscal year and/or until a merger candidate with operations of its own is located and a transaction is consummated. While the Company is actively seeking investments through private investors and other parties, there is no assurance that the Company will be able to collect adequate receivables amounts or raise additional capital sufficient to meet its needs for the entire period required.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Ultimately, the Company’s ability to continue as a going concern is dependent upon it’s ability to attract new sources of capital, establish an acquisition or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies, and achieve profitable operations.

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, has provided medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

During June 2004 the management of the Company decided to disengage itself from the medical business management segment of its business. This is the only significant operation of the Company. Management based its decision in part on the expected negative impact of California’s new workers’ compensation legislation on the medical providers that the Company manages. Therefore the medical business management operations are reflected on the statement of operations as discontinued operations.

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. The Company provided medical business management services through that time to providers it managed related to existing patients and new patients for physical therapy only. In February 2005 the Company had closed all its patients’ cases and final billed all the services rendered by the providers, and, for the patients that could not be finalized, referred them to other providers, but billed through the date that the providers had rendered services. The Company is now employing one person to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is expected to take several years as with previous provider receivables. The Company does not expect a significant change in realization rate of provider receivables that it manages. The valuation of the existing receivables as of March 31, 2006 takes into consideration the expected future collection costs. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

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

Investment in 50% owned Corporation - Investment in 50% owned corporation is accounted for under the equity method. Currently this investment is carried at no value.

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

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2006 and March 31, 2005 is as follows:

	March 31, 2006	March 31,2005
Financial Position:
Current Assets	$86,621	$86,535

Property and equipment	0	0
Total assets	$86,621	$86,535

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

Current liabilities(including due to the Company of $90,870)		$220,136	$212,805
Long-term obligations (a)		89,084	89,084
Stockholders' deficiency		(222,599)	(215,354)

Total liabilities and stockholders' deficiency		$86,621	$86,535

Results of Operations:
Revenues		$271,142	$270,674
Operating Expenses		278,387	266,481
Net income	$	(7,245)	$4,193

(a) Certain creditors of HPB are also creditors of the Company.

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company with the concurrence of the related entities of the Company, has elected that its advances (non-interest bearing) are to be liquidated, in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $90,870, although fully reserved by the Company. During the year ended March 31, 2006 and 2005 the Company received $7,205 and $37,663, respectively from HPB.

3.	SECURITIES AVAILABLE FOR SALE

	2006	2005
KSW, Inc.	$1,233,069	$286,198

Unrealized gains and losses for marketable equity securities available for sale at March 31, 2006 and 2005 are as follows:

	2006		2005

	Current	Non-Current	Current	Non-Current

Aggregate Cost	$0	$325,348	$0		$377,434

Aggregate Market Value	0	1,233,069	0		286,199

Net Unrealized Gains (Losses)	$0	$907,721	$0	$	(91,235)

4.	NON-CURRENT RECEIVABLES (DISCONTINUED OPERATIONS)

Non-current receivables at March 31, 2006 and March 31, 2005 consisted of the following:
	2006	2005

Assigned medical billings net of allowances of which $259,669 of the unpaid balance are expected to be collected during the current fiscal year.	$1,280,514	$1,539,046

Working capital advances at 12% per annum interest to a provider of medical services who has contracted with the Company to provide management services. None of these advances are expected to be collected during the current fiscal year, nor is interest being accrued.	1,037,530	1,037,530
	2,318,044	2,576,576
Less Allowance for Uncollectible	(2,164,734)	(2,125,814)
	153,310	450,762
Less Current Portion	(103,951)	(255,364)
	$49,359	$195,398

The above receivable balances have been reduced to reflect estimated cost associated with their collections.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

5.	LONG-TERM DEBT

Long-term debt including accrued interest at March 31, 2006 and March 31, 2005 consisted of the following:

	2006	2005

Related Party:
Note payable of $10,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	$12,081	$11,438

Note payable of $121,805 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	147,152	139,325

Note payable of $97,043 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	117,238	111,001

Note payable of $34,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	0	38,890

Note payable of $13,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on November 6, 2005 for acquisition of certain public shares.	0	14,870

Note payable of $17,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	20,538	19,445

Note payable of $79,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	96,044	90,935

Note payable of $25,000 principal plus accrued interest at 8%, payable in annual installments of interest only, all due on August 10, 2006 for acquisition of certain non-public shares.	30,277	28,277
	423,330	454,181
Less Current Portion	(39,366)	(429,181)
	$383,964	$25,000

The amounts of long-term debt maturing in each of the years ending March 31 are as follows: 2006 - $39,366; 2007 - $338,964.

Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take. Subsequent to year-end the Company made a payment for $150,000 towards accrued interest and principal on the above notes.

6.	INCOME TAXES

At March 31, 2006, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $6,205,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of a history of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

7.	COMMITMENTS AND CONTINGENCIES

Leases - The Company currently leases an office in Sherman Oaks, California on a month-to-month basis for collection of receivables and file storage purposes. The monthly rental is $500.

Rent expense for discontinued operations amounted to $9,238 and $101,296 for the years ended March 31, 2006 and 2005, respectively.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005

8.	RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as an unpaid consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $49,350 and $124,350 for the years ended March 31, 2006 and 2005, respectively.

Certain of the Company's creditors are related as a result of one of the Company's principal stockholders being a consultant to these entities.

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority of these funds less any legal costs if it proceeds that far. If a settlement is not reached during the second fiscal quarter, then the Company will file suit against the former provider by September 30, 2006. As such the Company has recorded an allowance based on management’s estimate of realization.

During the 2004 fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The terms of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The principal balances of these notes total $46,000. Subsequent to year-end the Company received an interest only check for $8,452 on the above notes.

During the current fiscal year the Company entered into another formal note Arrangement with its chairman regarding additional advances made by the Company to an entity controlled by the chairman. The terms of the note require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of this note is $45,000. Subsequent to year-end the Company received an interest only check for $1,800 on the above note.