Form 10QSB
period 2006-06-30
LEHMAN T H & CO INC
filed 2006-08-14
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Class	Outstanding at July 31, 2006
Common Stock, par value$.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended June 30, 2006.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2006.

The results reflected for the three months ended June 30, 2006 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30	March 31
	2006	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$118,877	$46,254
Accounts receivable	3,034	0
Current portion of non-current receivable related party	47,960	56,253
Current portion of non-current receivables from discontinued operations	61,344	103,951
TOTAL CURRENT ASSETS	231,215	206,458

OTHER ASSETS
Securities available for sale	1,122,049	1,233,069
Non-current receivables - related party	45,000	45,000
Non-current receivables from discontinued
Operations	17,217	49,359
Deposits	0	0
TOTAL OTHER ASSETS	1,184,266	1,327,428
TOTAL ASSETS	$1,415,481	$1,533,886

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Management fees - related party	$573,075	$560,775
Current portion of long-term debt-related party	30,898	39,366
Management fees - related party from discontinued operations	171,648	227,742
Account payable and accrued liabilities from discontinued operations	0	0
TOTAL CURRENT LIABILITIES	775,621	827,883

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	248,607	383,964
TOTAL LIABILITIES	1,024,228	1,211,847

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2006 AND MARCH 31, 2006

	June 30	March 31
	2006	2006
	(Unaudited)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at June 30, 2006 and March 31, 2006	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at June 30, 2006 and March 31, 2006	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	823,397	907,721
Accumulated deficit	(8,529,747)	(8,683,285)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	391,253	322,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,415,481	$1,533,886

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$12,641	$826
Realized gain from sales of securities available for sale	195,824	0
Miscellaneous income	3,034	4,756
TOTAL REVENUES	211,499	5,582

OPERATING EXPENSES
Selling, general and administrative	25,918	30,403
Interest expense	6,175	6,063
TOTAL OPERATING EXPENSES	32,093	36,466
INCOME / (LOSS) FROM CONTINUING OPERATIONS	179,406	(30,884)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	179,406	(30,884)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(25,868)	(36,942)
NET INCOME / (LOSS)	153,538	(67,826)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	111,500	324,357
Less: reclassification adjustment for Gain included in net income	(195,824)	0
TOTAL OTHER COMPREHENSIVE INCOME	(84,324)	324,357
COMPREHENSIVE INCOME (LOSS)	$69,214	$256,531
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.03	$0.00

NET INCOME/(LOSS)PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	0.00	(0.01)
NET LOSS PER COMMON SHARE	$0.02	(0.01)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$179,406	$(30,884)
Net loss from discontinued operations	(25,868)	(36,942)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	0	5,000
Realized gain from sales of securities available for sale	195,824	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(3,034)	(4,756)
Value of marketable securities	(84,805)	(324,357)
Increase (decrease) in:
Accounts payable	(43,794)	(22,501)
Accrued liabilities/comprehensive income	(104,408)	356,418
NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	113,321	(58,022)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

	June 30	June 30
	2006	2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(32,143)	(39,053)
Collection of provider receivables	74,750	90,000
(Increase) decrease in:
Non-current receivables	32,142	39,054
Loan made evidenced by notes receivable-related party	8,294	(826)
(Increase) decrease in non-current receivables - related party	(20,000)
(Increase)decrease in ownership of subsidiary	0	0
NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	83,043	69,175
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(123,741)	0
NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	(123,741)	0
INCREASE (DECREASE)IN CASH	72,623	11,153

CASH - BEGINNING	46,254	9,513
CASH - END	$118,877	$20,666

CASH PAID DURING THE PERIOD FOR:

Interest	$14,643	$0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

1.	COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2006 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2006 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2006

Outlook – As of March 31, 2006, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

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

During the 2004 fiscal year the Company entered into a formal note arrangement with its chairman regarding advances made by the Company to an entity controlled by the chairman. The terms of the notes require annual 6% interest payments and all remaining balances are due at the end of three years (2006). The principal balances of these notes total $46,000. The Company received an interest only check for $8,452 on the above notes in June 2006.

During the prior fiscal year the Company entered into another formal note arrangement with its chairman regarding additional advances made by the Company to an entity controlled by the chairman. The terms of the note require annual 6% interest payments and all remaining balances are due at the end of three years (2008). The aggregate principal balance of this note is $45,000. The Company received an interest only check for $1,801 on the above note in June 2006.

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take. During the current fiscal year the Company has sold 46,500 shares for a gain of $195,000 and has paid principal and interest on the notes of $150,000.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2006

Plan of Operation:

The Company is presently focused on maintaining the corporate entity and seeking new business opportunities. The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending March 31, 2007 and beyond. The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements. If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2006

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Statements of Operations for continuing operations:

Revenues totaled $211,499 during the three months ended June 30, 2006, 3,689% higher than the prior year's revenues of $5,582 for the same three month period. Included in the total 2006 revenues is a realized gain of $195,824 for securites sold compared to $0 during the same period in the prior year. Also included is a dividend on these shares of $10,596 compared to $0 during the same period in the prior year. General and Administrative expenses were $32,093 for the period ending June 30, 2006 and $36,466 for the period ending June 30, 2005. The decrease of 12% is due to lower professional fees related to continuing operations.

Statements of Operations for discontinued operations:

Revenues were $0 during the three months ended June 30, 2006 and $0 for the three months ended June 30, 2005. General and Administrative expenses increased to $25,868 from $36,942 mainly due to lower professional fees related to discontinued operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2006

Liquidity, Capital Resources and Income Taxes:

At June 30, 2006 cash amounted to $118,877 an increase of $72,623 from the cash balance of $46,254 at March 31, 2006. The cash will be used to fund operations.

The Company’s primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB’s profit, and collection of medical accounts receivable.

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

At March 31, 2006, the Company had an operating tax loss carry forward of approximately $6,205,000.

Impact of Inflation and Other Business Conditions:

Generally, increases in the Company’s operating costs approximate the rate of inflation. In the opinion of management, inflation has not had a material effect on the operation of the Company. The Company has historically been able to react effectively to increases in labor or other operating costs through a combination of greater productivity and selective price increases where allowable.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2006

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

DATE: August 8, 2006
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary