Form 10QSB
period 2006-09-30
LEHMAN T H & CO INC
filed 2006-10-27
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 16, 2006
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months ended September 30, 2006.

Moreover, these financial statements do not purport to contain completed is closure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2006.

The results reflected for the six months ended September 30, 2006 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30 2006	March 31 2006
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$78,360	$46,254
Current portion of non-current receivable related party	49,941	56,253
Current portion of non-current receivables from discontinued operations	95,736	103,951
TOTAL CURRENT ASSETS	224,037	206,458

OTHER ASSETS
Securities available for sale	1,255,919	1,233,069
Non-current receivables - related party	45,000	45,000
Non-current receivables from discontinued Operations	43,162	49,359
Deposits	0	0
TOTAL OTHER ASSETS	1,344,081	1,327,428
TOTAL ASSETS	$1,568,118	$1,533,886

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Management fees - related party	$585,975	$560,775
Accrued liabilities	559	0
Current portion of long-term debt-related party	35,162	39,366
Management fees - related party from discontinued operations	130,863	227,742
Account payable and accrued liabilities from discontinued operations	0	0
TOTAL CURRENT LIABILITIES	752,559	827,883

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	248,607	383,964
TOTAL LIABILITIES	1,001,166	1,211,847

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2006 AND MARCH 31, 2006

	September 30 2006	March 31 2006
	(Unaudited)
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at September 30, 2006 and March 31, 2006	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at September 30, 2006 and March 31, 2006	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	886,103	907,721
Accumulated deficit	(8,416,754)	(8,683,285)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	566,952	322,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,568,118	$1,533,886

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$20,703	$2,015
Realized gain from sales of securities available for sale	236,274	0
Miscellaneous income	3,035	7,205
TOTAL REVENUES	260,012	9,220

OPERATING EXPENSES
Selling, general and administrative	46,722	43,182
Interest expense	10,440	4,013
TOTAL OPERATING EXPENSES	57,162	47,195
INCOME / (LOSS) FROM CONTINUING OPERATIONS	202,850	(37,975)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	202,850	(37,975)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	63,681	(50,170)
NET INCOME / (LOSS)	266,531	(88,145)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	214,656	496,916
Less: reclassification adjustment for Gain included in net income	(236,274)	0
TOTAL OTHER COMPREHENSIVE INCOME	(21,618)	496,916
COMPREHENSIVE INCOME (LOSS)	$244,913	$408,771

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME/(LOSS)PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.03	$(0.01)
NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.01	(0.01)
NET INCOME/(LOSS) PER COMMON SHARE	$0.04	(0.01)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$8,063	$1,189
Realized gain from sales of securities available for sale	40,450	0
Miscellaneous income	0	2,449
TOTAL REVENUES	48,513	3,638

OPERATING EXPENSES
Selling, general and administrative	20,805	12,779
Interest expense	4,264	(2,050)
TOTAL OPERATING EXPENSES	25,069	10,279
INCOME / (LOSS) FROM CONTINUING OPERATIONS	23,444	(7,091)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	23,444	(7,091)
INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	89,549	(13,227)
NET INCOME / (LOSS)	112,993	(20,318)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	103,156	172,558
Less: reclassification adjustment for Gain included in net income	(40,450)	0
TOTAL OTHER COMPREHENSIVE INCOME	62,707	172,558
COMPREHENSIVE INCOME (LOSS)	$175,700	$152,240
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.00

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.01	0.00
NET INCOME/ (LOSS) PER COMMON SHARE	$0.02	0.00

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$202,850	$(37,975)
Net income/(loss) from discontinued operations	63,681	(50,170)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	0	5,000
Realized gain from sales of securities available for sale	233,433	0
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	0	(2,450)
Value of marketable securities	(259,124)	(449,915)
Increase (decrease) in:
Accounts payable	(71,679)	(25,471)
Accrued liabilities/comprehensive income	(36,879)	513,102
NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	132,282	(47,878)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

	September 30 2006	September 30 2005
	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(129,070)	(15,754)
Collection of provider receivables	137,284	100,000
(Increase) decrease in:
Non-current receivables	6,197	65,754
Loan made evidenced by notes receivable-related party	6,313	(2,015)
(Increase) decrease in non-current receivables - related party		(30,000)
Proceeds from sale of securities available for sale	2,841	0
NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	23,565	117,985
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(123,741)	(47,000)
NET CASH PROVIDED BY (REQUIRED BY)FINANCING ACTIVITIES	(123,741)	(47,000)
INCREASE (DECREASE)IN CASH	32,106	23,107

CASH - BEGINNING	46,254	9,513
CASH - END	$78,360	$32,620

CASH PAID DURING THE PERIOD FOR:

Interest	$14,643	$0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.	COMMENTS

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Outlook - As of March 31, 2006, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

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

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority of these funds less any legal costs if it proceeds that far. A settlement has not been reached during the second fiscal quarter, thereford the Company will file suit against the former provider this fiscal quarter. As such the Company has recorded an allowance based on management’s estimate of realization.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2006

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company has since obtained extensions on the remaining notes and is contemplating what actions it will take. During the current fiscal year the Company has sold 58,000 shares for a gain of $233,000 and has paid principal and interest on the notes of $150,000.

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
SEPTEMBER 30, 2006

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

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Statements of Operations for continuing operations:

Revenues totaled $260,012 during the six months ended September 30, 2006, 2,720% higher than the prior year's revenues of $9,220 for the same six month period. Included in the total 2006 revenues is a realized gain of $236,274 for securites sold compared to $0 during the same period in the prior year. Also included is a dividend on these shares of $16,596 compared to $0 during the same period in the prior year. General and Administrative expenses were $46,722 for the period ending September 30, 2006 and $43,182 for the period ending September 30, 2005.

Statements of Operations for discontinued operations:

Revenues were $133,000 during the six months ended September 30, 2006 and $0 for the six months ended September 30, 2005. The increase is greater than expected collections on receivables. General and Administrative expenses increased to $69,318 from $50,170 mainly due to professional fees related to discontinued operations.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Statements of Operations for continuing operations:

Revenues totaled $48,513 during the three months ended September 30, 2006, 1,234% higher than the prior year's revenues of $3,638 for the same three month period. Included in the total 2006 revenues is a realized gain of $40,450 for securites sold compared to $0 during the same period in the prior year. Also included is a dividend on these shares of $6,000 compared to $0 during the same period in the prior year. General and Administrative expenses were $20,805 for the period ending September 30, 2006 and $12,779 for the period ending September 30, 2005 mainly due to professional fees.

Statements of Operations for discontinued operations:

Revenues were $133,000 during the three months ended September 30, 2006 and $0 for the three months ended September 30, 2005. The increase is greater than expected collections on receivables. General and Administrative expenses increased to $43,450 from $13,227 mainly due to professional fees related to discontinued operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2006

Liquidity, Capital Resources and Income Taxes:

At September 30, 2006 cash amounted to $78,360 an increase of $32,107 from the cash balance of $46,254 at March 31, 2006. The cash will be used to fund operations.

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
SEPTEMBER 30, 2006

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

DATE:	October 18, 2006
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

		By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

		By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary