Form 10QSB
period 2006-12-31
LEHMAN T H & CO INC
filed 2007-02-09
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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

Yes ☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at February 1, 2007
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):	Yes ☐	No ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2006.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2006.

The results reflected for the nine months ended December 31, 2006 are not necessarily indicative of the results for the entire fiscal year.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 31 2006	March 31 2006
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$917,793	$46,254
Current portion of non-current receivable related party	51,922	56,253
Current portion of non-current receivables from discontinued operations	73,190	103,951
TOTAL CURRENT ASSETS	1,042,905	206,458

OTHER ASSETS
Securities available for sale	512,265	1,233,069
Non-current receivables - related party	45,000	45,000
Non-current receivables from discontinued
Operations	26,153	49,359
Deposits	0	0
TOTAL OTHER ASSETS	583,418	1,327,428
TOTAL ASSETS	$1,626,323	$1,533,886

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Management fees - related party	$497,675	$560,775
Current portion of long-term debt-related party	0	39,366
Management fees - related party from discontinued operations	90,841	227,742
Account payable and accrued liabilities from discontinued operations	0	0
TOTAL CURRENT LIABILITIES	588,516	827,883

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	0	383,964
TOTAL LIABILITIES	588,516	1,211,847

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2006 AND MARCH 31, 2006

	December 31 2006	March 31 2006
	(Unaudited)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2006 and March 31, 2006	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2006 and March 31, 2006	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	397,554	907,721
Accumulated deficit	(7,457,350)	(8,683,285)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)
TOTAL STOCKHOLDERS' EQUITY	1,037,807	322,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,626,323	$1,533,886

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

REVENUES
Interest and dividends	$24,064	$4,010
Realized gain from sales of securities available for sale	1,214,890	18,746
Miscellaneous income	7,222	7,206
TOTAL REVENUES	1,246,176	29,962

OPERATING EXPENSES
Selling, general and administrative	61,652	58,713
Interest expense	11,828	9,975
TOTAL OPERATING EXPENSES	73,480	68,688
INCOME / (LOSS) FROM CONTINUING OPERATIONS	1,172,696	(38,726)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	1,172,696	(38,726)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	53,239	(115,622)
NET INCOME / (LOSS)	1,225,935	(154,348)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	704,723	699,545
Less: reclassification adjustment for Gain included in net income	(1,214,890)	(18,746)
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS)	(510,167)	680,799

COMPREHENSIVE INCOME	$715,768	$526,451

PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME/(LOSS)PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.17	$(0.01)
NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.01	(0.02)
NET INCOME/(LOSS) PER COMMON SHARE	$0.18	(0.02)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

REVENUES
Interest and dividends	$3,360	$1,995
Realized gain from sales of securities available for sale	978,616	0
Miscellaneous income	4,188	18,746
TOTAL REVENUES	986,164	20,741

OPERATING EXPENSES
Selling, general and administrative	14,930	15,531
Interest expense	1,388	5,961
TOTAL OPERATING EXPENSES	16,318	21,492
INCOME / (LOSS) FROM CONTINUING OPERATIONS	969,846	(751)

PROVISION FOR INCOME TAXES	0	0
INCOME / (LOSS) FROM CONTINUING OPERATIONS	969,846	(751)
INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(10,442)	(65,452)
NET INCOME / (LOSS)	959,404	(66,203)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	490,067	183,884
Less: reclassification adjustment for Gain included in net income	(978,616)	(18,746)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(488,549)	165,138
COMPREHENSIVE INCOME	$470,855	$98,935
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.14	$0.00

NET INCOME/(LOSS)PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	(0.01)
NET INCOME/ (LOSS) PER COMMON SHARE	$0.14	(0.01)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$1,172,696	$(38,726)
Net income/(loss) from discontinued operations	53,239	(115,622)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deposits (paid) received	0	5,000
Realized gain from sales of securities available for sale	1,209,304	18,746
Changes in operating assets and liabilities:
(Increase) decrease in:
Value of marketable securities	(494,086)	(648,420)
Increase (decrease) in:
Accounts payable	(200,001)	(2,872)
Accrued liabilities/comprehensive income	(536,149)	632,157

NET CASH PROVIDED BY (REQUIRED BY)OPERATING ACTIVITIES	1,205,003	(149,737)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

	December 31 2006 (Unaudited)	December 31 2005 (Unaudited)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	(146,079)	(130,436)
Collection of provider receivables	176,840	219,986
(Increase) decrease in:
Non-current receivables	23,206	99,370
Loan made evidenced by notes receivable-related party	4,331	(4,010)
(Increase) decrease in non-current receivables - related party		(45,000)
Proceeds from sale of securities available for sale	5,586	0

NET CASH PROVIDED BY (REQUIRED BY) INVESTING ACTIVITIES	63,884	139,910

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	0	58,616
Repayment of long-term debt	(397,348)	(47,000)

NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	(397,348)	11,616
INCREASE (DECREASE)IN CASH	871,539	1,789

CASH - BEGINNING	46,254	9,513
CASH - END	$917,793	$11,302

CASH PAID DURING THE PERIOD FOR:

Interest	$26,103	$0

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

1.	COMMENTS

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2006

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

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

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority of these funds less any legal costs if it proceeds that far. A settlement has not been reached during the third fiscal quarter, thereford the Company will file suit against the former provider this fiscal quarter. As such the Company has recorded an allowance based on management’s estimate of realization.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2006

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock from seven related entities (“seller”) in consideration for interest-bearing, nonrecourse notes evidencing the purchase price paid by the Company to each such seller. The purchase price was $1.00 per share, or an aggregate of $372,348. Each note bears interest at 6% per annum and is payable in annual interest only installments and is due and payable in full on or before November 6, 2005. The Company granted the seller a security interest in the shares of KSW common stock purchased from such seller. As of the close of business on November 7, 2002, the share price was $.80. A premium was paid for these shares to insure the Company acquired at least 5% of the outstanding shares of KSW. The Company was unable to make the interest payments as required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the 47,000 shares. The pay-out amount on these shares would have been $54,834. The Company determined it was in the best interest of the Company to return the shares as requested and not engage in a legal battle and related expense which at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company obtained extensions on the remaining notes. During the current fiscal year the Company has sold 262,500 shares for a gain of $1,209,304 and has paid the notes in full.

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
DECEMBER 31, 2006

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

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Statements of Operations for continuing operations:

Revenues totaled $1,246,176 during the nine months ended December 31, 2006, 4,059% higher than the prior year's revenues of $29,962 for the same nine month period. Included in the total 2006 revenues is a realized gain of $1,214,890 for securites sold compared to $18,746 during the same period in the prior year. Also included is a dividend on these shares of $16,596 compared to $0 during the same period in the prior year. General and Administrative expenses were $61,652 for the period ending December 31, 2006 and $58,713 for the period ending December 31, 2005.

Statements of Operations for discontinued operations:

Revenues were $133,000 during the nine months ended December 31, 2006 and $0 for the nine months ended December 31, 2005. The increase is greater than expected collections on receivables. General and Administrative expenses decreased to $79,851 from $115,622 mainly due to decreased professional fees related to discontinued operations.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Statements of Operations for continuing operations:

Revenues totaled $986,164 during the three months ended December 31, 2006, 4,655% higher than the prior year's revenues of $20,741 for the same three month period. Included in the total 2006 revenues is a realized gain of $978,616 for securites sold compared to $0 during the same period in the prior year. General and Administrative expenses were $14,930 for the period ending December 31, 2006 and $15,531 for the period ending December 31, 2005.

Statements of Operations for discontinued operations:

Revenues were $0 during the three months ended December 31, 2006 and $0 for the three months ended December 31, 2005. General and Administrative expenses decreased to $10,533 from $15,531 mainly due to a decrease in professional fees related to discontinued operations.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2006

Liquidity, Capital Resources and Income Taxes:

At December 31, 2006 cash amounted to $917,793 an increase of $871,540 from the cash balance of $46,254 at March 31, 2006. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB’s profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

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
DECEMBER 31, 2006

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

DATE: February 5, 2007

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary