Form 10KSB
period 2007-03-31
LEHMAN T H & CO INC
filed 2007-06-28
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended March 31, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 [NO FEE REQUIRED]

For the transition period from____________ to ____________.

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

State the number of shares outstanding of each of the issuer's classes of common equity,  as  of  the  latest  practicable  date.

Class	Outstanding at May 29, 2007
Common Stock, par value$.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):  Yes ☐  No  ☒

Check  if  there  is no disclosure of delinquent filers in response to Item 405  of  Regulation  S-B  contained  in  this  form,  and  no disclosure will be contained,  to  the  best  of  registrant's  knowledge  in  definitive  proxy or information  statements  incorporated  by reference in Part III of this Form 10-KSB  or  any  amendment  to  this  Form  10-KSB.  ☒

Issuer's revenues for its most recent fiscal year were $1,387,264.

The aggregate market value of the voting stock held by nonaffiliates of the registrant is approximately $1,164,911 as of May 29, 2007.

6,970,118
(Number of shares of common stock outstanding as of May 29, 2007)

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

Non-Operating Reporting Entity:

Currently the Company has closed all operations and has no continuing business operations. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations. The Company has no existing funding commitments and is presently under no contractual obligation to make any investment or acquisition.

The history of the Company’s business is detailed below.

Medical Financial Services:

The Company in August 1992 began operations in the area of medical financial services, such services being provided through specific subsidiaries. The primary focus of these operations was the financing and collection of accounts receivable generated by medical practitioners through their provision of diagnostic services and patient treatment.

MedFin Management Corp. was created to provide medical practitioners with non- medical general and administrative functions such as accounting, marketing, management, non-medical staffing, facilities, equipment, and billing and collection of receivables. Revenues were derived from fees charged for these services. The company had one client, which operated a specialty clinic in the Los Angeles, California area. This client concentrated its practice on workers' compensation medicine and treatment for personal injury victims, providing services primarily on a lien basis. Beginning in June 2000, the client decided to stop practicing medicine and transfer his clients and files to another provider. In April 2000, Med-Fin Management Services, Inc. was created to provide the new client with the same service.

MedFin Management Corp. and Med-Fin Management Services, Inc. received, as a fee for their clinic management services, revenues that were indirectly related to the overall collections of their client practitioners' receivables. MedFin Management Corporation and Med-Fin Management Services, Inc. also provided working capital on an as-needed basis to those clients with receivables as collateral for such advances and UCC filings made thereon. However, the Company was not engaged in the practice of medicine which, for non- doctor controlled entities, is not legally allowed in California.

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

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. In February 2005 the Company had closed all its patients’ cases and final billed all the services rendered by the providers, and, for the patients that could not be finalized, referred them to other providers, but billed through the date that the providers had rendered services. The Company has engaged a consultant to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is significantly complete. The Company does not expect any significant collection of the remaining provider receivables that it manages. The valuation of the existing receivables as of March 31, 2007 after taking into consideration the expected future collection costs is zero. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

Environmental Matters:

The Company was subject to various laws and regulations with respect to employee health  and  safety  and the protection of the environment. The Company believes that it was in substantial compliance with such laws and regulations.

Employees:

The Company employs 1 person in the medical management field that is engaged in  the collection effort of provider receivables. The Company believes that its employee relations are satisfactory. Employees are not subject to any collective bargaining  agreement  and  work  stoppages have not yet materially affected the Company's  business.

ITEM 2.	DESCRIPTION OF PROPERTY

The Company presently has an administrative sharing arrangement which, among other things, provides use of other office facilities in Houston, Texas. MedFin Management Corporation currently leases office space in Sherman Oaks, California that is being utilized for collection and record storage purposes. Monthly rental payments are $615, including all utilities through March 2008.

ITEM 3.	LEGAL PROCEEDINGS

Neither the Company nor its subsidiaries is currently party to any other material legal proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have any matters to submit to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)	Market Information

The Company's Common Stock (symbol THLM) is traded in the Over-The-Counter Market, on the Electronic Bulletin Board. The range of high and low bid quotations as reported by the NASDAQ Inter-Dealer Quotation System for the two year period ended March 31, 2007 are as follows:

For the Quarter Ended	High	Low

June 30, 2005	$.15	$.15
September 30, 2005	$.15	$.15
December 31, 2005	$.15	$.15
March 31, 2006	$.11	$.11

June 30, 2006	$.20	$.20
September 30, 2006	$.20	$.20
December 31, 2006	$.20	$.20
March 31, 2007	$.20	$.20

The above quotations do not include commissions, markups, or markdowns and may not represent actual transactions.

b)	Number of Holders of Common Stock

As  of  May 29, 2007 the Company had approximately 139 shareholders of record. Cede  &  Co.  was the registered holder of 1,041,326 shares. Because many of the shares  are  registered  in  street  name, the Company believes that there are a substantially  greater  number  of  beneficial  owners.

c)	Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2007.

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

Revenue Recognition and Allowance for Doubtful Accounts:

The Company derived its management fee (discontinued operations) revenue under the contractual provisions between the Company as the manager and the  professional health care provider. The Company earned its management fee based  on a percentage of net revenue to be derived by the health care provider. This  management fee was recorded in the accounting records on an accrual basis as a  percentage of the professional health care company's net revenues, which gave effect to the difference between, established charges and estimated third-party payer payments. The Company further provided an allowance for doubtful accounts to reduce its receivables to their net realizable value based on estimates by  management for general factors such as the aging of the receivables and  historical collection experience.

Statements of Operations for continuing operations:

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Revenues totaled $1,387,264 during the fiscal year ended March 31, 2007, 3,611% higher than the previous year’s revenues of $37,381. Included in the total 2007 revenues is $1,346,238 of realized gain from sales of KSW, Inc. Operating expenses remained very comparable from $91,788 in 2006 to $91,121 in 2007. General and  Administrative expenses were relatively the same with interest expense decreasing  27.0% from $16,148 to $11,778 after all remaining loans were paid off in 2007.

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

Statements of Operations for discontinued operations:

Fiscal Year Ended March 31, 2007 Compared to Fiscal Year Ended March 31, 2006

Due to the collection of receivables (discontinued operations) greater than  previously expected, fiscal year ended March 31, 2007 had revenues of $133,000  compared to $0 for the prior fiscal year ended March 31, 2006. General and  Administrative expenses increased to $168,322 in 2007 compared to $134,750  in 2006 mainly due to a write off of the remaining receivables as uncollectible.

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

Liquidity, Capital Resources and Income Taxes

At March 31, 2007 cash amounted to $941,906 an increase of $895,652 over the cash balance of $46,254 at March 31, 2006. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB's profit, and collection of medical accounts receivable.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of  business. Management of the Company expects that cash balances at  March 31, 2007 will be adequate to maintain its corporate existence. However,  no assurance can be provided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition  or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable continuing operations.

The Company is seeking to acquire businesses and may be in various stages of negotiations at any point in time which may or may not result in consummation of a transaction. To provide funding for such acquisitions it may take a number of actions including (i) selling of its existing investments (ii) use of available working capital (iii) seeking short or long term loans (iv) issuing stock. In addition, the Company may seek additional equity funds if needed. These sources of capital may be both conventional and non-traditional. The Company has no existing funding commitments and is presently under no contractual obligation to make any investment or acquisition.

At March 31, 2007, the Company had an operating tax loss carryforward of approximately $4,759,000.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data are listed at "ITEM 13: EXHIBITS AND REPORTS ON FORM 10-KSB" in this document.

(See Index Exhibits Part IV Item 13 (a) Financial Statements: F1)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Director Since	Position

Elliot Gerstenhaber	61	1996	Director
Raffaele Attar	34	2000	Director
Gary Poe	40		Secretary/Treasurer

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

Raffaele Attar graduated from St. John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 10 years of experience as an investment analyst including 8 years experience in the medical financing industry. Mr. Attar currently sits on the Board of Directors of Rollouts, Inc., a privately held multi-site equipment deployment company based in Minneapolis, MN.

Gary Poe is a 1989 graduate of Sam Houston State University holding a B.A. degree in General Business. Mr. Poe has been associated with Woodco Fund Management (WFM) since March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has over 18 years of financial accounting experience.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth below is the aggregate remuneration paid to the Company's officers during the fiscal years ended March 31, 2007, 2006, and 2005.

Name and Principal Position	Year	Salary	Restricted Stock Awards
None	2007	$0	$0
None	2006	$0	$0
None	2005	$0	$0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table lists, to the best of the Company's knowledge, the beneficial stock ownership of those persons owning beneficially more than 5% of the Company's outstanding common stock, as well as the stock ownership of executive officers and each director as of May 29, 2007:

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

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority  of these funds less any legal costs. As such the Company has  recorded an allowance based on management’s estimate of realization.

During the years ended March 31, 2007 and March 31, 2006, the Company incurred management fees for facilities and services provided by Woodco Fund Management Inc., in the amount of $49,358 and $49,350 respectively. Such services are  believed to have been provided on terms no less favorable than available from a third party. Woodco Fund Management Inc. is a asset management company offering fee based services for accounting, record keeping and clerical services and is comtrolled by related parties.

During previous fiscal years the Company entered into formal note arrangements with its chairman regarding advances made by the Company to an entity controlled by the chairman. The terms of the notes required annual 6% interest payments and  all remaining balances were due at the end of three years. The principal  balances of these notes total $91,000. The Company received an interest only  check for $10,253 on the above notes in June 2006. Subsequent to fiscal year end 2007, the Company received payment in full on these notes.

On November 11, 2002, the Company acquired 372,348 shares of KSW common stock  from seven related entities (“seller”) in consideration for interest-bearing,  nonrecourse notes evidencing the purchase price paid by the Company to each  such seller. The purchase price was $1.00 per share, or an aggregate of  $372,348. Each note bears interest at 6% per annum and is payable in annual  interest only installments and is due and payable in full on or before  November 6, 2005. The Company granted the seller a security interest in the  shares of KSW common stock purchased from such seller. As of the close of  business on November 7, 2002, the share price was $.80. A premium was paid  for these shares to insure the Company acquired at least 5% of the outstanding  shares of KSW. The Company was unable to make the interest payments as  required in the notes. Two of the seller entities asked that their respective shares (47,000) be returned in full settlement of the notes. At the time of the request (August 9, 2005), the share price was $1.65 for a value of $77,550 on the  47,000 shares. The pay-out amount on these shares would have been $54,834.  The Company determined it was in the best interest of the Company to return the  shares as requested and not engage in a legal battle and related expense which  at best would have yielded an additional $22,716 in revenue. This transaction  was completed on August 17, 2005. The Company obtained extensions on the  remaining notes. During the current fiscal year the Company has sold 300,348  shares for a gain of $1,346,238 and has paid the notes in full.

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during the fiscal year ending March 31, 2007 all Section 16(a) filing requirements were complied with in a timely manner.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 10-KSB

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
As of March 31, 2007 and 2006
Consolidated Statements of Operations
Years Ended March 31, 2007 and 2006
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2007 and 2006
Consolidated Statements of Cash Flows
Years Ended March 31, 2007 and 2006
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

DATE:  June 25, 2007

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007 AND MARCH 31, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
March 31, 2007 and 2006	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended March 31, 2007 and 2006	F-4

Consolidated Statements of Stockholders' Equity
Years Ended March 31, 2007 and 2006	F-5

Consolidated Statements of Cash Flows
Years Ended March 31, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
T.H. Lehman & Co., Incorporated

 I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company") as of March 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present  fairly, in all material respects, the consolidated financial positions of  T.H. Lehman & Co., Incorporated and Subsidiaries as of March 31, 2007 and 2006  and the results of their operations and their cash flows for the years then  ended, in conformity with accounting principles generally accepted in the  United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company during 2004 discontinued its remaining operations. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had limited liquid resources, recurring losses, and is seeking to implement its business plan, which  requires the Company to acquire or develop a business. These matters raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 1.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ JEFFREY S. GILBERT, CPA

Los Angeles, California
June 25, 2007

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND MARCH 31, 2006

ASSETS

	2007	2006
CURRENT ASSETS

Cash	$941,906	$46,254
Accounts receivable	60	0
Current portion of non-current receivable - related party	98,860	56,253
Current portion of non-current receivables from discontinued operations	0	103,951
TOTAL CURRENT ASSETS	1,040,826	206,458

OTHER ASSETS
Securities available for sale	243,580	1,233,069
Non-current receivables – related party	0	45,000
Non-current receivables from discontinued operations	0	49,359
TOTAL OTHER ASSETS	243,580	1,327,428
TOTAL ASSETS	$1,284,406	$1,533,886

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Management fees – related party	$349,575	$560,775
Current portion of long-term debt-related parties	0	39,366
Management fees from discontinued operations - related party	54,112	227,742
TOTAL CURRENT LIABILITIES	403,687	827,883

LONG-TERM LIABILITIES

Long-term debt, less current portion due related parties	0	383,964
TOTAL LIABILITIES	403,687	1,211,847
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at March 31, 2007 and 2006	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at March 31, 2007 and 2006	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	205,580	907,721
Accumulated deficit	(7,422,464)	(8,683,285)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	880,719	322,039
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$1,284,406	$1,533,886

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	2007	2006
REVENUES
Interest and dividends	$28,218	$5,981
Realized gain from sales of securities Available for sale	1,351,824	24,195
Miscellaneous income	7,222	7,205
TOTAL REVENUES	1,387,264	37,381

OPERATING EXPENSES
Selling, general and administrative	79,343	75,640
Interest expense	11,778	16,148
TOTAL OPERATING EXPENSES	91,121	91,788
INCOME/(LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	1,296,143	(54,407)

PROVISION FOR INCOME TAXES	0	0
INCOME/(LOSS) FROM CONTINUING OPERATIONS	1,296,143	(54,407)

(LOSS) FROM DISCONTINUED OPERATIONS	(35,322)	(134,750)
NET INCOME / (LOSS)	1,260,821	(189,157)

OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities	649,683	1,023,151
Less: reclassification adjustment for gain included in net income	(1,351,824)	(24,195)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)	(702,141)	998,956
COMPREHENSIVE INCOME	$558,680	$809,799
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.19	$(0.01)

NET INCOME/(LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS	(0.01)	(0.02)

NET INCOME/LOSS PER COMMON SHARE	$0.18	$(0.03)

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2007 AND MARCH 31, 2006
BALANCE

	Common Stock		Additional		Unreal. Gain on	Treasury Stock
	Shares		Paid-in	Accumulated	Sec Avail.	for shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total
	6,970,118	$69,701	$8,076,340	$(8,494,128)	$(91,235)	25,000	$(48,438)	$(487,760)
Unrealized gain on securities available for sale:					998,956			998,956
Net loss				(189,157)				(189,157)
BALANCE, March 31, 2006:	6,970,118	69,701	8,076,340	(8,683,285)	907,721	25,000	(48,438)	322,039
Unrealized gain on securities available for sale			(702,141)					(702,141)
Net income				1,260,821				1,260,821
BALANCE, March 31, 2007:	6,970,118	$69,701	$8,076,340	$(7,422,464)	$205,580	25,000	$(48,438)	$880,719

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2007 AND MARCH 31, 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$1,296,143	$(54,407)
Net(loss) from discontinued operations	(35,322)	(134,750)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Realized gain from sales of securities available for sale - KSW, Inc.	1,346,238	24,195
Deposits received	0	5,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(60)	0
Value of marketable securities	(362,335)	(971,066)
Increase (decrease) in:
Accounts payable –management fees-related party	(384,830)	(46,839)
Accrued liabilities	(728,122)	956,488
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES	1,131,712	(221,379)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable	(98,843)	(68,573)
Collection of notes receivable	202,793	219,986
Decrease in non-current receivables	49,359	146,039
Loan made/(paid) evidenced by notes receivable-related party	(42,607)	(51,948)
Decrease in non-current receivables related party	45,000	1,000
Proceeds from sale of other securities	5,586	0
NET CASH PROVIDED FROM INVESTING ACTIVITIES	161,288	246,504
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds of long-term debt	0	58,616
Repayment of long-term debt	(397,348)	(47,000)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(397,348)	11,616
INCREASE IN CASH	895,652	36,741

CASH – BEGINNING OF YEAR	46,254	9,513

CASH - END OF YEAR	$941,906	$46,254

CASH PAID DURING THE PERIODS FOR:

Interest	$26,103	$0

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Outlook– As of March 31, 2007, the Company had no continuing business  operations. Any perceived value in the Company is both speculative and  intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

Cash totaled $941,906 at March 31, 2007. The Company had nominal revenues from  continuing operations for the year ended March 31, 2007. The Company’s cash  will be used to fund operations.

The Company’s consolidated financial statements have been prepared assuming the  Company will continue as a going concern, which contemplates the realization of  assets and satisfaction of liabilities in the normal course of business.

Ultimately, the Company’s ability to continue as a going concern is dependent  upon it’s ability to attract new sources of capital, establish an acquisition or  reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies, and achieve profitable continuing operations.

The Company is seeking to acquire businesses and may be in various stages of negotiations at any point in time which may or may not result in consummation of a transaction. To provide funding for such acquisitions it may take a number of actions including (i) selling of its existing investments (ii) use of available working capital (iii) seeking short or long term loans (iv) issuing stock. In addition, the Company may seek additional equity funds if needed. These sources of capital may be both conventional and non- traditional. The Company has no existing funding commitments and is presently under no contractual obligation to make any investment or acquisition.

Description of the Business - T.H. Lehman & Co., Incorporated, a Delaware corporation, had provided medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

During June 2004 the management of the Company decided to disengage itself from the medical business management segment of its business. This was the only  significant operation of the Company. Management based its decision in part on the expected negative impact of California’s new workers’ compensation  legislation on the medical providers that the Company manages. Therefore the  medical business management operations are reflected on the statement of  operations as discontinued operations.

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. In February 2005 the Company had  closed all its patients’ cases and final billed all the services rendered by  the providers, and, for the patients that could not be finalized, referred  them to other providers, but billed through the date that the providers had  rendered services. The Company has engaged a consultant to follow up on  collections for all its receivables that have been assigned to the medical  business management entity. The collection of these receivables is significantly  complete. The Company does not expect any significant collection of the remaining provider receivables that it manages. The valuation of the existing receivables  as of March 31, 2007, after taking into consideration the expected future  collection costs, is zero.

There were no long-lived assets related to the discontinued operation, nor are  there expected to be gains or losses from the discontinuance of the medical  business management segment.

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

Cash – Not all cash is covered by the FDIC. Extra insurance has not been obtained.

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

Receivables - Assigned medical billings represented the contractual percentage of medical provider receivables of medical practices to which the Company provided management services. Revenues were recognized when the medical services were provided, according to the contractual percentage after uncollectible allowances.

Stock-Based Compensation - There are no employee stock options.

Basic Income/Loss Per Share - Basic income/loss per common share is  calculated by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period.

2.	NON-CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp.("HPB") to certain key employees of HPB. Until that time, HPB was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company subsequent to the transfer date. The summarized unaudited financial information of HPB at March 31, 2007 and March 31, 2006 is as follows:

	March 31, 2007	March 31,2006
Financial Position:
Current Assets	$78,048	$86,621

Property and equipment	0	0
Total assets	$78,048	$86,621

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

Current liabilities(including due to the Company of $83,708)	$217,893	$220,136
Long-term obligations	89,084	89,084
Stockholders' deficiency	(228,929)	(222,599)
Total liabilities and stockholders' deficiency	$78,048	$86,621

Results of Operations:
Revenues	$290,944	$271,142
Operating Expenses	297,274	278,387
Net loss	$(6,330)	$(7,245)

Under the 1996 transaction the Company and/or related entities of the Company are to receive 90% of HPB's net income as defined, until the advances made by the Company and/or related entities of the Company have been paid. The Company, with the concurrence of the related entities of the Company, has elected that its advances (non-interest bearing) are to be liquidated, in most part, before the other related entities. The remaining outstanding due from HPB to the Company is $83,708, although fully reserved by the Company. During the year ended March 31, 2007 and 2006 the Company received $7,162 and $7,205,  respectively from HPB.

3.	SECURITIES AVAILABLE FOR SALE

	2007	2006
KSW, Inc.	$243,580	$1,233,069

Unrealized gains and losses for marketable equity securities available for sale at March 31, 2007 and 2006 are as follows:

	2007		2006
	Current	Non-Current	Current	Non-Current

Aggregate Cost	$0	$38,000	$0	$325,348

Aggregate Market Value	0	243,580	0	1,233,069

Net Unrealized Gains	$0	$205,580	$0	$907,721

4.	NON-CURRENT RECEIVABLES (DISCONTINUED OPERATIONS)

Non-current receivables at March 31, 2007 and March 31, 2006 consisted of the following:

	2007	2006

Assigned medical billings net of allowances of which $0 of the unpaid balance are expected to be collected during the current fiscal year.	$1,080,581	$1,280,514

Working capital advances at 12% per annum interest to a provider of medical services who has contracted with the Company to provide management services. None of these advances are expected to be collected during the current fiscal year, nor is interest being accrued.	1,037,530	1,037,530
	2,118,111	2,318,044
Less Allowance for Uncollectible	(2,118,111)	(2,164,734)
	0	153,310
Less Current Portion	0	(103,951)
	$0	$49,359

The above receivable balances have been reduced to reflect estimated cost associated with their collections.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

5.	LONG-TERM DEBT

Long-term debt including  accrued  interest at March 31, 2007 and March 31, 2006 consisted of the following:

	2007	2006
Related Party:
Note payable of $10,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	$0	$12,081

Note payable of $121,805 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	0	147,152

Note payable of $97,043 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	0	117,238

Note payable of $17,000 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	0	20,538

Note payable of $79,500 principal plus accrued interest at 6%, payable in annual installments of interest only, all due on May 6, 2007 for acquisition of certain public shares.	0	96,044

Note payable of $25,000 principal plus accrued interest at 8%, payable in annual installments of interest only, all due on August 10, 2006 for acquisition of certain non-public shares.	0	30,277
	0	423,330
Less Current Portion	0	(39,366)
	$0	$383,964

The amounts of long-term  debt maturing in each of the years ending March 31 are as follows: 2007 - zero

Two of the seller entities asked that their respective shares (47,000) be  returned in full settlement of the notes. At the time of the request  (August 9, 2005), the share price was $1.65 for a value of $77,550 on the  47,000 shares. The pay-out amount on these shares would have been $54,834.  The Company determined it was in the best interest of the Company to return the  shares as requested and not engage in a legal battle and related expense which  at best would have yielded an additional $22,716 in revenue. This transaction was completed on August 17, 2005. The Company obtained extensions  on the remaining notes and during the current fiscal year sold 300,348 shares for a gain of $1,346,238 and paid the notes in full.

6.	INCOME TAXES

At March 31, 2007, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $4,759,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of a history of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

7.	COMMITMENTS AND CONTINGENCIES

Leases - The Company currently leases an office in Sherman Oaks, California on a month-to-month basis for collection of receivables and file storage  purposes. The monthly rental is $500.

Rent expense for discontinued operations amounted to $10,746 and $9,238 for the years ended March 31, 2007 and 2006, respectively.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006

8.	RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as an unpaid consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and  certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period  if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $49,358 and $49,350 for the years ended March 31, 2007 and 2006, respectively.

Certain of the Company's creditors are related as a result of one of the Company's principal stockholders being a consultant to these entities.

During previous fiscal years the Company entered into formal note arrangements with its chairman regarding advances made by the Company to an entity controlled by the chairman. The terms of the notes required annual 6% interest payments and all remaining balances were due at the end of three years. The principal balances of these notes total $91,000. The Company received an interest only  check for $10,253 on the above notes in June 2006. Subsequent to fiscal year end 2007, the Company received payment in full on these notes.

9.	OTHER TRANSACTIONS

During the year ended March 31, 2006 the Company deposited approximately $80,000 in fees receivable in a bank account, which was controlled by the Company but was in the name of a former client/provider who also had signature authority over the account. The former client removed $73,919 from the account without authority from the Company and has refused to return the funds to the Company. The Company is considering its legal options to affect the return to the Company of these funds. The Company feels a settlement can be reached for a return of a majority of these funds less any legal costs. As such the Company has recorded an allowance based on management’s estimate of realization.