Form 10QSB
period 2007-06-30
LEHMAN T H & CO INC
filed 2007-08-09
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes  ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2007
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):  Yes  ☐    No  ☒

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring  accruals) which management considers necessary for the fair presentation of  results for the three months ended June 30, 2007.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2007.

The results reflected for the three months ended June 30, 2007 are not necessarily indicative of the results for the entire fiscal year.

        The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of  business.  Management of the Company expects that cash balances at June 30, 2007  will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2007 AND MARCH 31, 2007

	June 30 2007 (Unaudited)	March 31 2007

ASSETS
CURRENT ASSETS
Cash	$938,194	$941,906
Accounts receivable	60	60
Current portion of non-current receivable related party		98,860
TOTAL CURRENT ASSETS	938,254	1,040,826

OTHER ASSETS
Securities available for sale	233,371	243,580
TOTAL OTHER ASSETS	233,371	243,580
TOTAL ASSETS	$1,171,625	$1,284,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Management fees – related party	$213,015	$349,575
Management fees from discontinued operations - related party	50,612	54,112
TOTAL CURRENT LIABILITIES	263,627	403,687

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	0	0
TOTAL LIABILITIES	263,627	0
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at June 30, 2007 and March 31, 2007	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at June 30, 2007 and March 31, 2007	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	204,170	205,580
Accumulated deficit	(7,393,775)	(7,422,464)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	907,998	880,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,171,625	$1,284,406

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

	June 30 2007 (Unaudited)	June 30 2006 (Unaudited)
REVENUES
Interest and dividends	$158	$12,641
Realized gain from sales of securities available for sale	56,855	195,824
Miscellaneous income	0	3,034
TOTAL REVENUES	57,013	211,499

OPERATING EXPENSES
Selling, general and administrative	23,991	25,918
Interest expense	0	6,175
TOTAL OPERATING EXPENSES	23,991	32,093
INCOME FROM CONTINUING OPERATIONS	33,022	179,406

PROVISION FOR INCOME TAXES	0	0
INCOME FROM CONTINUING OPERATIONS	33,022	179,406

LOSS FROM DISCONTINUED OPERATIONS	(4,334)	(25,868)
NET INCOME	28,688	153,538

OTHER COMPREHENSIVE INCOME:
Unrealized gain (loss) on securities	55,445	111,500
Less: reclassification adjustment for Gain included in net income	(56,855)	(195,824)
TOTAL OTHER COMPREHENSIVE LOSS	(1,410)	(84,324)
COMPREHENSIVE INCOME	$27,278	$69,214
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.03
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	0.00
NET INCOME PER COMMON SHARE	$0.00	0.02

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2007 AND JUNE 30, 2006

	June 30 2007 (Unaudited)	June 30 2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from continuing operations	$33,022	$179,406
Net income/(loss) from discontinued operations	(4,334)	(25,868)

Adjustments to reconcile net income (loss)to net cash used in operating activities:
Realized gain from sales of securities available for sale	56,855	195,824
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	0	(3,034)
Value of marketable securities	(46,645)	(84,805)
Increase (decrease) in:
Accounts payable	(140,060)	(43,794)
Accrued liabilities/comprehensive income	(1,410)	(104,408)
NET CASH PROVIDED BY (REQUIRED BY)OPERATING ACTIVITIES	(102,572)	113,321

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	0	(32,143)
Collection of provider receivables	0	74,750
(Increase) decrease in:
Non-current receivables	0	32,142
Loan made evidenced by notes receivable-related party	98,860	8,294
NET CASH PROVIDED BY (REQUIRED BY)INVESTING ACTIVITIES	98,860	83,043
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	0	0
Repayment of long-term debt		(123,741)
NET CASH PROVIDED BY (REQUIRED BY)FINANCING ACTIVITIES	0	(123,741)
INCREASE (DECREASE)IN CASH	(3,712)	72,623

CASH - BEGINNING	941,906	46,254
CASH - END	$938,194	$118,877

CASH PAID DURING THE PERIOD FOR:
Interest	$0	$14,643

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

1.	COMMENTS

The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosure provided in the annual consolidated financial statements.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2007 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange Commission. The March 31, 2007 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial  statements  contain  all adjustments (which are of a normal recurring nature)  necessary  for  a  fair  presentation  of the financial statements. The results  of  operations  for the three months ended June 30, 2007 are  not necessarily  indicative  of the results to be expected for the full fiscal  year.

Outlook–As of June 30, 2007, the Company had no continuing business  operations.  Any perceived value in the Company is both speculative and  intangible in nature.  The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of  business.  Management of the Company expects that cash balances at June 30, 2007  will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependent upon its ability to attract new sources of capital, establish an acquisition  or reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable continuing operations.

2.	RELATED PARTY TRANSACTIONS

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2007

During previous fiscal years the Company entered into formal note arrangements with its chairman regarding advances made by the Company to an entity controlled by the chairman.  The terms of the notes required annual 6% interest payments and  all remaining balances were due at the end of three years.  The principal  balances of these notes total $91,000.  The Company received an interest only  check for $10,253 on the above notes in June 2006.  In June 2007 the Company  received payment in full on these notes.

3	OTHER TRANSACTIONS

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2007

Plan of Operation:

The Company is presently focused on maintaining the corporate entity and seeking new business opportunities.  The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses during the year ending March 31, 2008 and beyond.  The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements.  If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

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
JUNE 30, 2007

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

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Statements of Operations for continuing operations:

Revenues totaled $57,013 during the three months ended June 30, 2007, 73% lower than the prior year's revenues of $211,499 for the same three month period. The realized gain for securities sold was $56,855 for the first quarter in 2007 compared to $195,824 for the first quarter in 2006.  General and Administrative expenses were $23,991 for the period ending June 30, 2007 and $25,918 for the period ending June 30, 2006.  Interest expense was $0 for period ending June 30, 2007 compared to $6,175 for the period ending June 30, 2006.  All of the note payables were paid in full by year end March 31, 2007.

Statements of Operations for discontinued operations:

Revenues were $10,001 (included in the Loss from Discontinued operations line item) during the three months ended June 30, 2007 and $0 for the three months ended June 30, 2006.  The revenues are the amounts collected in excess of the Company’s estimated realization of provider receivables as of March 31, 2007.  General and Administrative expenses decreased to $14,335 from $25,868 mainly due to a decrease in professional fees and collection expenses related to discontinued operations.

Liquidity, Capital Resources and Income Taxes:

At June 30, 2007 cash amounted to $938,194 an increase of $3,712 from the  cash balance of $941,906 at March 31, 2007. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB’s profit, and  collection of medical  accounts receivable.

The Company anticipates that internally generated cash will be sufficient to  finance overall operations.

The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of  business.  Management of the Company expects that cash balances at June 30, 2007 will be adequate to maintain its corporate existence.  However, no assurance  can be provided that these results will materialize.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
JUNE 30, 2007

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

At March  31, 2007, the  Company  had  an  operating  tax  loss carry forward of approximately $4,759,000.

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

DATE:  August 7, 2007
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary