Form 10QSB
period 2007-09-30
LEHMAN T H & CO INC
filed 2007-10-30
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Class	Outstanding at October 19, 2007
Common Stock, par value	6,945,118 Shares
$.01 per share
Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one):  Yes ☐  No ☒

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

The accompanying financial statements are unaudited for the interim  periods, but include all adjustments (consisting only of normal recurring  accruals) which management considers necessary for the fair presentation of  results for the six months ended September 30, 2007.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2007.

The results reflected for the six months ended September 30, 2007 are not necessarily indicative of the results for the entire fiscal year.

The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that cash balances at September 30, 2007  will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2007 AND MARCH 31, 2007
	September 30 2007	March 31 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$903,465	$941,906
Accounts receivable	60	60
Current portion of non-current receivable related party		98,860
TOTAL CURRENT ASSETS	903,525	1,040,826

OTHER ASSETS
Securities available for sale	200,983	243,580
TOTAL OTHER ASSETS	200,983	243,580
TOTAL ASSETS	$1,104,508	$1,284,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Management fees – related party	$225,315	$349,575
Management fees from discontinued operations - related	50,987	54,112
TOTAL CURRENT LIABILITIES	276,302	403,687

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	0	0
TOTAL LIABILITIES	276,302	0
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at September 30, 2007 and March 31, 2007	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at September 30, 2007 and March 31, 2007	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	168,162	205,580
Accumulated deficit	(7,437,559)	(7,422,464)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	828,206	880,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,104,508	$1,284,406

See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
	September 30 2007 (Unaudited)	September 30 2006 (Unaudited)
REVENUES
Interest and dividends	$524	$20,703
Realized gain from sales of securities available for sale	82,234	236,274
Miscellaneous income	0	3,035
TOTAL REVENUES	82,758	260,012

OPERATING EXPENSES
Selling, general and administrative	80,046	46,722
Interest expense	0	10,440
TOTAL OPERATING EXPENSES	80,046	57,162
INCOME FROM CONTINUING OPERATIONS	2,712	202,850

PROVISION FOR INCOME TAXES	0	0
INCOME FROM CONTINUING OPERATIONS	2,712	202,850

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(17,807)	63,681
NET INCOME / (LOSS)	(15,095)	266,531

OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities	44,816	214,656
Less: reclassification adjustment for Gain included in net income	(82,234)	(236,274)
TOTAL OTHER COMPREHENSIVE LOSS	(37,418)	(21,618)
COMPREHENSIVE INCOME / (LOSS)	$(52,513)	$244,913
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$0.03
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	0.01
NET INCOME PER COMMON SHARE	$0.00	$0.04

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
	September 30 2007 (Unaudited)	September 30 2006 (Unaudited)
REVENUES
Interest and dividends	$366	$8,063
Realized gain from sales of securities available for sale	25,379	40,450
Miscellaneous income	0	0
TOTAL REVENUES	25,745	48,513

OPERATING EXPENSES
Selling, general and administrative	66,056	20,805
Interest expense	0	4,264
TOTAL OPERATING EXPENSES	66,056	25,069
INCOME/(LOSS) FROM CONTINUING OPERATIONS	(40,311)	23,444

PROVISION FOR INCOME TAXES	0	0
INCOME/(LOSS) FROM CONTINUING OPERATIONS	(40,311)	23,444

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS	(3,473)	89,549
NET INCOME/(LOSS)	(43,784)	112,993

OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities	(10,629)	103,156
Less: reclassification adjustment for Gain included in net income	(25,379)	(40,450)
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS)	(36,008)	62,706
COMPREHENSIVE INCOME / (LOSS)	$(79,792)	$175,699
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$0.00
NET INCOME PER COMMON SHARE FROM DISCONTINUED OPERATIONS	0.00	0.01
NET INCOME PER COMMON SHARE	$(0.01)	$0.02

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006
	September 30 2007 (Unaudited)	September 30 2006 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from continuing operations	$2,712	$202,850
Net income/(loss) from discontinued operations	(17,807)	63,681

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized gain from sales of securities available for sale	82,234	233,433
Changes in operating assets and liabilities:
(Increase) decrease in:
Value of marketable securities	(39,637)	(259,124)
Increase (decrease) in:
Accounts payable	(127,385)	(71,679)
Accrued liabilities/comprehensive income	(37,418)	(36,879)
NET CASH PROVIDED BY (REQUIRED BY) OPERATING ACTIVITIES	(137,301)	132,282

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	0	(129,070)
Collection of provider receivables	0	137,284
(Increase) decrease in:
Non-current receivables	0	6,197
Loan made evidenced by notes receivable-related party	98,860	6,313
Proceeds from sale of securites available for sale	0	2,841
NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	98,860	23,565
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	0	0
Repayment of long-term debt		(123,741)
NET CASH PROVIDED BY (REQUIRED BY) FINANCING ACTIVITIES	0	(123,741)
INCREASE (DECREASE)IN CASH	(38,441)	32,106

CASH – BEGINNING	941,906	46,254
CASH – END	$903,465	$78,360

CASH PAID DURING THE PERIOD FOR:

Interest	$0	$14,643

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Outlook–As of September 30, 2007, the Company had no continuing business operations.  Any perceived value in the Company is both speculative and intangible in nature.  The Company is operating as a public shell and itsbusiness operations consist of management seeking merger and acquisitioncandidates with ongoing operations and the collection of receivables from its discontinued operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at September 30, 2007 will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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
SEPTEMBER 30, 2007

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
SEPTEMBER 30, 2007

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

Critical Accounting Policies:

The discussion of the financial condition and results of operations are basedupon the unaudited consolidated condensed financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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
SEPTEMBER 30, 2007

Revenue Recognition and Allowance for Doubtful Accounts:

The Company derived its management fee (discontinued operations) revenue underthe contractual provisions between the Company as the manager and the professional health care provider.  The Company earned its management fee based on a percentage of net revenue to be derived by the health care provider. This management fee was recorded in the accounting records on an accrual basis as a percentage of the professional health care company's net revenues, which gaveeffect to the difference between, established charges and estimated third-partypayer payments.  The Company further provided an allowance for doubtful accountsto reduce its receivables to their net realizable value based on estimates by management for general factors such as the aging of the receivables and historical collection experience.

Six Months Ended September 30, 2007 Compared to Six Months Ended Sepeember 30, 2006

Statements of Operations for continuing operations:

Revenues totaled $82,758 during the six months ended September 30, 2007, 68%lower than the prior year's revenues of $260,012 for the same six month period.  The realized gain for securities sold was $82,234 for period in 2007 compared to $236,274 for the same period in 2006.  General and Administrative expenses were $80,046 for the period ending September 30, 2007 and $46,722 for the period ending September 30, 2006.  The increase is due to an increase in Professional fees.  Interest expense was $0 for period ending September 30, 2007 compared to $10,440 for the period ending September 30, 2006.  All of the note payables were paid in full by year end March 31, 2007.

Statements of Operations for discontinued operations:

Revenues were $17,501 (included in the Loss from Discontinued operations line item) during the six months ended September 30, 2007 and $133,000 for the six months ended September 30, 2006.  The revenues are the amounts collected in excess of the Company’s estimated realization of provider receivables as of March 31, 2007.  General and Administrative expenses decreased to $35,308 from $69,319 mainly due to a decrease in professional fees and collection expenses related to discontinued operations.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Statements of Operations for continuing operations:

Revenues totaled $25,745 during the three months ended June 30, 2007, 47%lower than the prior year's revenues of $48,513 for the same three month period.  The realized gain for securities sold was $25,379 for the first quarter in 2007 compared to $40,450 for the first quarter in 2006.  General and Administrative expenses were $66,056 for the period ending June 30, 2007 and $25,805 for the period ending June 30, 2006.  The increase is due to an increase in Professional fees.  Interest expense was $0 for period ending June 30, 2007 compared to $4,264 for the period ending June 30, 2006.  All of the note payables were paid in full by year end March 31, 2007.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
SEPTEMBER 30, 2007

Statements of Operations for discontinued operations:

Revenues were $7,500 (included in the Loss from Discontinued operations line item) during the three months ended September 30, 2007 and $133,000 for the three months ended September 30, 2006.  The revenues are the amounts collected in excess of the Company’s estimated realization of provider receivables as of March 31, 2007.  General and Administrative expenses decreased to $10,973 from $43,451 mainly due to a decrease in professional fees and collection expenses related to discontinued operations.

Liquidity, Capital Resources and Income Taxes:

At September 30, 2007 cash amounted to $903,465 a decrease of $38,441 from the cash balance of $941,906 at March 31, 2007. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio, distribution of HPB’s profit, and collection of medical  accounts receivable.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at September 30, 2007will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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
SEPTEMBER 30, 2007

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

DATE:  October 23, 2007
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary