Form 10QSB
period 2007-12-31
LEHMAN T H & CO INC
filed 2008-02-11
CIK 721647

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _______

Commission file number: 2-87738

T.H. LEHMAN & CO., INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356
(State or other jurisdiction of incorporation or organization)	(I.R.S./Employer Identification Number)

1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079
(Address of principal executive offices)

Issuer's telephone number, including area code:  281) 870-1197

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorterperiod that the registrant was required to file such reports),  and (2)has been subject to such filing requirements for the past 90 days.  Yes  ☒  No☐

State the number of shares outstanding of each of the issuer’s classes of commonequity, as of the latest practicable date.

Class	Outstanding at January 15, 2008
Common Stock, par value $.01 per share	6,945,118 Shares

Preferred Stock, $.01 Par.
(Title of Class)

Transitional Small Business Format (check one): Yes ☐  No ☒

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements:

The accompanying financial statements are unaudited for the interimperiods, but include all adjustments (consisting only of normal recurringaccruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2007.

Moreover, these financial statements do not purport to contain completedisclosure in conformity with generally accepted accounting principles andshould be read in conjunction with the Company’s audited financial statementsat, and for the fiscal year ended March 31, 2007.

The results reflected for the nine months ended December 31, 2007 arenot necessarily indicative of the results for the entire fiscal year.

The Company’s consolidated financial statements have been prepared assumingthe Company will continue as a going concern, which contemplates therealization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at December 31, 2007will be adequate to maintain its corporate existence.  However, no assurance can beprovided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependentupon its ability to attract new sources of capital, establish an acquisitionor reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable continuing operations.

Currently the Company has closed all operations and has no continuingbusiness operations.  The Company is operating as a public shell and itsbusiness operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables fromits discontinued operations.  The Company has no existing funding commitmentsand is presently under no contractual obligation to make any investment or acquisition.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2007 AND MARCH 31, 2007

	December 31	March 31
	2007	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$729,238	$941,906
Accounts receivable	60	60
Current portion of non-current receivable related party		98,860

TOTAL CURRENT ASSETS	729,298	1,040,826

OTHER ASSETS
Securities available for sale	188,957	243,580
TOTAL OTHER ASSETS	188,957	243,580
TOTAL ASSETS	$918,255	$1,284,406

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Management fees – related party	$87,615	$349,575
Management fees from discontinued operations -related party	50,987	54,112
TOTAL CURRENT LIABILITIES	138,602	403,687

LONG-TERM LIABILITIES
Long-term debt, less current portion related parties	0	0

TOTAL LIABILITIES	138,602	0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2007 and March 31, 2007	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2007 and March 31, 2007	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	163,556	205,580
Accumulated deficit	(7,481,506)	(7,422,464)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY	779,653	880,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$918,255	$1,284,406
See accompanying Notes to Consolidated Condensed Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
NINE MONTHS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31	December 31
	2007	2006
	(Unaudited)	(Unaudited)
REVENUES
Interest and dividends	$599	$24,064
Realized gain from sales of securities available for sale	85,459	1,214,890
Miscellaneous income	4,052	7,222
TOTAL REVENUES	90,110	1,246,176

OPERATING EXPENSES
Selling, general and administrative	123,446	61,652
Interest expense	0	11,828
TOTAL OPERATING EXPENSES	123,446	73,480
INCOME FROM CONTINUING OPERATIONS	(33,336)	1,172,696

PROVISION FOR INCOME TAXES	0	0
INCOME FROM CONTINUING OPERATIONS	(33,336)	1,172,696

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	(25,707)	53,239
NET INCOME / (LOSS)	(59,043)	1,225,935

OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities	43,435	704,723
Less: reclassification adjustment for Gain included in net income	(85,459)	(1,214,890)
TOTAL OTHER COMPREHENSIVE LOSS	(42,024)	(510,167)
COMPREHENSIVE INCOME / (LOSS)	$ (101,067)	$715,768
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM
CONTINUING OPERATIONS	$0.00	$0.17
NET INCOME PER COMMON SHARE FROM
DISCONTINUED OPERATIONS	0.00	0.01
NET INCOME PER COMMON SHARE	$ (0.01)	$0.18

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31		December 31
	2007		2006
	(Unaudited)		(Unaudited)
REVENUES
Interest and dividends		$75	$3,360
Realized gain from sales of securities available for sale		3,226	978,616
Miscellaneous income		4,051	4,188
TOTAL REVENUES		7,352	986,164

OPERATING EXPENSES
Selling, general and administrative		43,399	14,930
Interest expense		0	1,388
TOTAL OPERATING EXPENSES		43,399	16,318
INCOME/(LOSS) FROM CONTINUING OPERATIONS		(36,047)	969,846

PROVISION FOR INCOME TAXES		0	0
INCOME/(LOSS) FROM CONTINUING OPERATIONS		(36,047)	969,846

INCOME/(LOSS) FROM DISCONTINUED OPERATIONS		(7,900)	(10,442)
NET INCOME/(LOSS)		(43,947)	959,404

OTHER COMPREHENSIVE INCOME:
Unrealized gain on securities		(1,380)	490,067
Less: reclassification adjustment for Gain included in net income		(3,226)	(978,616)
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS)		(4,606)	(488,549)
COMPREHENSIVE INCOME / (LOSS)	$	(48,553)	$470,855
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING		6,945,118	6,945,118
NET INCOME PER COMMON SHARE FROM
CONTINUING OPERATIONS	$	(0.01)	$0.14
NET INCOME PER COMMON SHARE FROM
DISCONTINUED OPERATIONS		0.00	0.01
NET INCOME PER COMMON SHARE	$	(0.01)	$0.14

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

	December 31	December 31
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income from continuing operations	$ (33,336)	$1,172,696
Net income/(loss) from discontinued operations	(25,707)	53,239

Adjustments to reconcile net income (loss) to net cash used in operating activities: Realized gain from sales of securities available for sale	85,459	1,209,304
Changes in operating assets and liabilities:
(Increase) decrease in:
Value of marketable securities	(30,836)	(494,086)
Increase (decrease) in:
Accounts payable	(265,085)	(200,001)
Accrued liabilities/comprehensive income	(42,023)	(536,149)

NET CASH PROVIDED BY (REQUIRED BY)
OPERATING ACTIVITIES	(311,528)	1,205,003

CASH FLOWS FROM INVESTING ACTIVITIES

Advances made to provider for expenses	0	(146,079)
Collection of provider receivables	0	176,840
(Increase) decrease in: Non-current receivables	0	23,206
Loan made evidenced by notes receivable-related party	98,860	4,331
Proceeds from sale of securites available for sale	0	5,586

NET CASH PROVIDED BY (REQUIRED BY)
INVESTING ACTIVITIES	98,860	63,884

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of long-term debt	0	0
Repayment of long-term debt		(397,348)

NET CASH PROVIDED BY (REQUIRED BY)
FINANCING ACTIVITIES	0	(397,348)
INCREASE (DECREASE)IN CASH	(212,668)	871,539

CASH – BEGINNING	941,906	46,254

CASH – END	$729,238	$917,793

CASH PAID DURING THE PERIOD FOR:

Interest	$0	$26,103

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.    COMMENTS

The  accompanying  unaudited  consolidated condensed financial statements, whichare  for  interim  periods, do not include all disclosure provided in the annual consolidated financial statements.  These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended March 31, 2007 of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company"), as filed with the Securities and Exchange  Commission.  The March 31, 2007 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated condensedfinancial  statements  contain  all adjustments (which are of a normal recurringnature)  necessary  for  a  fair  presentation  of the financial statements. Theresults  of  operations  for the nine months ended December 31, 2007 arenot necessarily  indicative  of the results to be expected for the full fiscalyear.

Outlook– As of December 31, 2007, the Company had no continuing businessoperations.  Any perceived value in the Company is both speculative andintangible in nature.  The Company is operating as a public shell and its business operations consist of management seeking merger and acquisitioncandidates with ongoing operations and the collection of receivables fromits discontinued operations.

The Company’s consolidated financial statements have been prepared assumingthe Company will continue as a going concern, which contemplates therealization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at December 31, 2007will be adequate to maintain its corporate existence.  However, no assurance can beprovided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependentupon its ability to attract new sources of capital, establish an acquisitionor reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable continuing operations.

2.    RELATED PARTY TRANSACTIONS

The  Company  has  its corporate headquarters in Houston, Texas, where it sharesoffice  space  and personnel with an entity for which a principal stockholder ofthe Company serves as an unpaid consultant. The Company has entered intoagreements with this entity whereby that entity will provide variousaccounting, administrative and  managerial  services  for  the  Company andcertain of its subsidiaries for stipulated monthly fees. The agreements are  for 12 months and they automatically renew  for an additional 12 month periodif not terminated within 60 days of the end  of  the  current  term.

Certain  of  the Company's creditors are related as a result of oneof  the  Company's  principal stockholders being a consultant to these entities.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2007

During previous fiscal years the Company entered into formal note arrangementswith its chairman regarding advances made by the Company to an entity controlledby the chairman.  The terms of the notes required annual 6% interest payments andall remaining balances were due at the end of three years.  The principalbalances of these notes total $91,000.  The Company received an interest onlycheck for $10,253 on the above notes in June 2006.  In June 2007 the Companyreceived payment in full on these notes.

3     OTHER TRANSACTIONS

During the year ended March 31, 2006 the Company deposited approximately $80,000in fees receivable in a bank account, which was controlled by the Company but wasin the name of a former client/provider who also had signature authority over theaccount.  The former client removed $73,919 from the account without authorityfrom the Company and has refused to return the funds to the Company.  The Companyis considering its legal options to affect the return to the Company of thesefunds.  The Company feels a settlement can be reached for a return of a majorityof these funds less any legal costs.  As such the Company hasrecorded an allowance based on management’s estimate of realization.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2007

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

Critical Accounting Policies:

The discussion of the financial condition and results of operations are basedupon the unaudited consolidated condensed financial statements, which havebeen prepared in conformity with accounting principles generally accepted inthe United States. As such, management is required to make certain estimates,judgments and assumptions that are believed to be reasonable based on theinformation available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure ofcontingent assets and liabilities at the date of the financial statements.Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective ofsignificant judgments and uncertainties, and potentially result in materiallydifferent results under different assumptions and conditions.  The Company has determined that the following accounting policies and estimates critical tothe understanding of the Company’s consolidated financial statements.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2007

Revenue Recognition and Allowance for Doubtful Accounts:

The Company derived its management fee (discontinued operations) revenue underthe contractual provisions between the Company as the manager and theprofessional health care provider.  The Company earned its management fee basedon a percentage of net revenue to be derived by the health care provider. Thismanagement fee was recorded in the accounting records on an accrual basis as apercentage of the professional health care company's net revenues, which gaveeffect to the difference between, established charges and estimated third-partypayer payments.  The Company further provided an allowance for doubtful accountsto reduce its receivables to their net realizable value based on estimates bymanagement for general factors such as the aging of the receivables andhistorical collection experience.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Statements of Operations for continuing operations:

Revenues totaled $90,110 during the nine months ended December 31, 2007, 93% lower than the prior year's revenues of $1,246,176 for the same nine month period.The realized gain for securities sold was $85,459 for period in 2007 compared to $1,214,890 for the same period in 2006.  General and Administrative expenses were $123,446 for the period ending December 31, 2007 and $61,652 for the period ending December 31, 2006.  The increase is due to an increase in Professional fees due to new business explorations.  Interest expense was $0 for period ending December 31, 2007 compared to $11,828 for the period ending December 31, 2006.  All of the note payables were paid in full by year end March 31, 2007.

Statements of Operations for discontinued operations:

Revenues were $17,501 (included in the Loss from Discontinued operations line item) during the nine months ended December 31, 2007 and $133,000 for the nine months ended December 31, 2006.  The revenues are the amounts collected in excess of the Company’s estimated realization of provider receivables as of March 31, 2007.  General and Administrative expenses decreased to $43,208 from $79,851 mainly due to a decrease in professional fees and collection expenses related to discontinued operations.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Statements of Operations for continuing operations:

Revenues totaled $7,352 during the three months ended December 31, 2007, 99% lower than the prior year's revenues of $986,164 for the same three month period.The realized gain for securities sold was $3,226 for the third quarter in 2007 compared to $978,616 for the third quarter in 2006.  General and Administrative expenses were $43,399 for the period ending December 31, 2007 and $14,930 for the period ending December 31, 2006.  The increase is due to an increase in Professional fees due to new business explorations.  Interest expense was $0 for period ending December 31, 2007 compared to $1,388 for the period ending December 31, 2006.  All of the note payables were paid in full by year end March 31, 2007.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2007

Statements of Operations for discontinued operations:

Revenues were $0 (included in the Loss from Discontinued operations line item) during the three months ended December 31, 2007 and $0 for the three months ended December 31, 2006.  The revenues are the amounts collected in excess of the Company’s estimated realization of provider receivables as of March 31, 2007.  General and Administrative expenses decreased to $7,900 from $10,442 mainly due to a decrease in professional fees and collection expenses related to discontinued operations.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2007 cash amounted to $729,238 a decrease of $212,668 from thecash balance of $941,906 at March 31, 2007. The cash will be used to fundoperations.

The Company's primary source of liquidity has been the cash it has obtained fromthe liquidation of its investment portfolio, distribution of HPB’s profit, andcollection of medical  accounts receivable.

The Company anticipates that internally generated cash will be sufficient tofinance overall operations.

The Company’s consolidated financial statements have been prepared assumingthe Company will continue as a going concern, which contemplates therealization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at December 31, 2007will be adequate to maintain its corporate existence.  However, no assurancecan be provided that these results will materialize.

Ultimately, the Company’s ability to continue as a going concern is dependentupon its ability to attract new sources of capital, establish an acquisitionor reverse merger candidate with continuing operations, attain a reasonable threshold of operating efficiencies and achieve profitable continuing operations.

The Company is continually  seeking to acquire  businesses and may be in variousstages  of  negotiations  at any point in time  which  may or may not  result inconsummation of a transaction.  To provide funding for such acquisitions it maytake a number of actions including (i) selling of its existing  investments (ii)use of available  working  capital  (iii)  seeking short or long term loans (iv)issuing  stock.  In addition, the Company may seek  additional  equity funds ifneeded.  These sources of capital may be both conventional and non- traditional.The  Company has no  existing  funding  commitments  and is  presently  under nocontractual obligation to make any investment or acquisition.

At March  31, 2007, the  Company  had  an  operating  tax  loss carry forward ofapproximately $4,759,000.

Impact of Inflation and Other Business Conditions:

Generally,  increases in the Company's  operating costs  approximate the rate ofinflation. In the opinion of management, inflation has not had a material effecton the operation of the Company. The Company has historically been able to reacteffectively to increases in labor or other operating costs through a combinationof greater productivity and selective price increases where allowable.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
DECEMBER 31, 2007

Controls and Procedures:

Within 90 days prior to the date of this report, we carried out an evaluation,under the supervision and with the participation of our management includingthe Company’s Acting Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls andprocedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation,the Acting Chief Executive Officer and Principal Financial Officer concludedthat our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in otherfactors that could significantly affect these controls subsequent to the datewe carried out this evaluation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, theregistrant has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

DATE:  January 16, 2008
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary