Form 10-K
period 2008-03-31
LEHMAN T H & CO INC
filed 2008-06-27
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2008.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to            .

Commission file number  2-87738

T.H. LEHMAN & CO., INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356
(State or other jurisdiction of incorporation or organization)	(I.R.S./Employer Identification No.)

1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079
(Address of principal executive offices)

Issuer's telephone number, including area code:  (281) 870-1197
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 par value
Preferred Stock, $.01 par value

Indicate whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒
Indicate if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒
Indicate whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject  to  such  filing  requirements  for  the  past  90  days.
Yes  ☒  No ☐
Indicate if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Park III of this Form 10-K or any amendment to this Form 10-K  ☒
Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer □    Non-accelerated filer □    Accelerated filer □     Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes □  No ☒
The registrant’s revenues for the fiscal year ended March 31, 2008 were $98,672.

The aggregate market value of the voting stock held by non-affiliates, of the registrant is approximately $3,203,504.70 as of May 6, 2008.  This is based on 5,824,554 shares of common stock held by non-affiliates.  (Based upon the price at which the common stock was sold or the average bid and asked of such common stock for the last trading date prior to that date).

The number of shares outstanding of the issuer’s class of common stock as of May 6, 2008 was 6,970,118.

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

The Company wound down its medical business management office in February 2005, the date its medical office lease expired. In February 2005 the Company had closed all its patients’ cases and final billed all the services rendered by the providers, and, for the patients that could not be finalized, referred them to other providers, but billed through the date that the providers had rendered services. The Company has engaged a consultant to follow up on collections for all its receivables that have been assigned to the medical business management entity. The collection of these receivables is significantly complete. The Company does not expect significant collections nor incurring significant costs on the remaining provider receivables that it manages.  The valuation of the existing receivables as of March 31, 2008 after taking into consideration the expected future collection costs is zero. There were no long-lived assets related to the discontinued operation nor are there expected to be gains or losses from the discontinuance of the medical business management segment.

Environmental Matters:

The Company was subject to various laws and regulations with respect to employee health and  safety  and the protection of the environment. The Company believes that it was in substantial compliance with such laws and regulations.

Employees:

The Company employs 1 person as a consultant in the medical management field  that is engaged in the collection effort of provider receivables. The Company  believes that its employee relations are satisfactory. Employees are not subject  to any collective bargaining  agreement  and  work  stoppages have not yet  materially affected the Company's  business.

ITEM 2.	DESCRIPTION OF PROPERTY

The  Company  presently  has  an administrative sharing arrangement which, among other  things, provides use of other office facilities in Houston, Texas.   MedFin Management Corporation currently leases office space in Sherman Oaks,  California that is being utilized for collection and record storage purposes. Monthly rental payments are $695, including all utilities.  The rental of this space will end as of June 30, 2008.

ITEM 3.	LEGAL PROCEEDINGS

Neither the  Company  nor  its  subsidiaries  is  currently  party to any other material legal  proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not have any matters to submit to a vote of the security holders.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)	Market Information

The Company's  Common  Stock  (symbol  THLM)  is traded in the Over-The-Counter Market, on  the  Electronic  Bulletin  Board.  The  range  of  high and low bid quotations as  reported by the NASDAQ Inter-Dealer Quotation System for the two year  period  ended  March  31,  2008  are  as  follows:

For the Quarter Ended	High	Low

June 30, 2006	$.20	$.20
September 30, 2006	$.20	$.20
December 31, 2006	$.20	$.20
March 31, 2007	$.20	$.20

June 30, 2007	$.60	$.60
September 30, 2007	$.60	$.60
December 31, 2007	$.75	$.75
March 31, 2008	$.55	$.55

The above  quotations do not include commissions, markups, or markdowns and may not represent  actual  transactions.

b)	Number of Holders of Common Stock

As of May 6, 2008 the Company had approximately 118 shareholders of record. Cede & Co. was the registered holder of 1,044,313 shares. Because many of the shares are registered in street name, the Company believes that there are a substantially greater number of beneficial owners.

c)	Dividends on Common Stock

The Company's Board of Directors does not currently intend to pay cash dividends and has not paid any in the two year period ended March 31, 2008.

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

Statements of Operations for continuing operations:

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

Revenues totaled $98,672 during the fiscal year ended March 31, 2008, 92.9% lower than the previous year’s revenues of $1,387,264.  Realized gain from sales of securities for the year 2008 was $85,459 compared to $1,351,824 for 2007.   Operating expenses in 2008 were $114,441 compared to $91,121 in 2007, an increase of 25.6%.  The increase is due to an increase in Professional fees due to new business explorations.  Interest expense was $0 in 2008 compared to $11,778 in 2007 after all remaining loans were paid off in 2007.

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

Statements of Operations for discontinued operations:

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007

On a net basis there was a loss in 2008 of $27,477 compared to a loss in 2007 of $35,322 a decrease of 22%.  Income from collections in 2008 was $21,416 compared to $133,000 in 2007.  General and Administrative expenses decreased to $48,893 in 2008 compared to $168,322 in 2007, mainly due to lower collection costs and professional fees in collecting the receivables and the write down of the remaining receivables in  2007.

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

Liquidity, Capital Resources and Income Taxes

At March 31, 2008 cash amounted to $530,130 a decrease of $411,776 over the cash balance of $941,906 at March 31, 2007.  The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation  of its investment portfolio and distribution of HPB's profit.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming  the Company will continue as a going concern, which contemplates the  realization of assets and satisfaction of liabilities in the normal course of  business.  Management of the Company expects that cash balances at  March 31, 2008 will be adequate to maintain its corporate existence.  However,  no assurance can be provided that these results will materialize.

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

At March 31, 2008, the Company had an operating tax loss carry forward of approximately $4,800,000.

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

ITEM 7.	FINANCIAL STATEMENTS

The financial statements and supplementary data are listed at "ITEM 13: EXHIBITS AND REPORTS ON FORM 10-K" in this document.

(See Index Exhibits Part IV  Item  13  (a)  Financial  Statements:  F1)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal  control over financial reporting. Internal control over financial reporting is  defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act, as  amended, as a process designed by, or under the supervision of, a company’s  principal executive and principal financial officers and effected by a company’s  board of directors, management and other personnel to provide reasonable assurance  regarding the reliability of financial reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting  principles. Our internal control over financial reporting includes those policies  and procedures that:

*	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
*
provide reasonable assurance that transactions are recorded as necessary to  permit preparation of financial statements in accordance with generally accepted  accounting principles, and that our receipts and expenditures are being made  only in accordance with authorizations of our management and directors;

*	and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of  achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human  diligence and compliance and is subject to lapses in judgment and breakdowns  resulting from human failures. Internal control over financial reporting also  can be circumvented by collusion or improper management override. Because of such  limitations, there is a risk that material misstatements may not be prevented or  detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting  process. Therefore, it is possible to design into the process safeguards to  reduce, though not eliminate, this risk. In addition, projections of any  evaluation of effectiveness to future periods are subject to the risk that  controls may become inadequate because of changes in conditions or that the  degree of compliance with the policies or procedures may deteriorate. In order  to evaluate the effectiveness of our internal control over financial reporting  as of March 31, 2008, as required by Sections 404 of the Sarbanes-Oxley Act of 2002,  our management commenced an assessment, based on the criteria set forth in  Internal Control—Integrated Framework issued by the Committee of Sponsoring  Organizations of the Treadway Commission (the “ COSO Framework “). A material  weakness is a control deficiency, or a combination of control deficiencies, that  results in more than a remote likelihood that a material misstatement of our annual  or interim financial statements will not be prevented or detected on a timely basis.  In assessing the effectiveness of our internal control over financial reporting, our  management, including the chief executive officer and chief financial officer,  did not identify any deficiencies.

Management believes that the financial statements included in this report fairly  present in all material respects our financial condition, results of operations  and cash flows for the periods presented. We have put an implementation plan in  place whereby in fiscal year 2009 sufficient testing to satisfy COSO requirements  will be performed. The absence of the ability to conclude as to the sufficiency of  internal controls, is a material weakness.

This annual report does not include an attestation report of our independent  registered public accounting firm regarding internal control over financial reporting.  Our internal controls were not subject to attestation by our independent registered  public accounting firm pursuant to temporary rules of the Securities and Exchange  Commission that permit us to provide only managements report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no significant  changes in the Company’s internal controls or in other factors that could significantly  affect internal controls subsequent to the date of the evaluation above.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Executive Officers of the Company are as follows:

Name	Age	Director Since	Position

Elliot Gerstenhaber	62	1996	Director
Raffaele Attar	35	2000	Director
Gary Poe	41		Secretary/Treasurer

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

Raffaele  Attar  graduated  from  St.  John's College in 1995 with a degree in Philosophy and Mathematics. Mr. Attar has 11 years of experience as an investment analyst including  8  years  experience  in the medical financing industry.

Gary  Poe  is  a  1989  graduate  of Sam Houston State University holding a B.A. degree  in General  Business.  Mr. Poe has been associated with Woodco Fund Management (WFM)  since  March 1999. Prior to joining WFM, Mr. Poe worked as an assistant controller with a hotel management company in Houston, Texas. Mr. Poe has  over 19  years  of  financial  accounting  experience.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Officers and Directors:

Set forth  below  is  the aggregate remuneration paid to the Company's officers during the  fiscal  years  ended  March 31, 2008, 2007, and 2006.

Name and Principal Position	Year	Salary	Restricted Stock Awards
None	2008	$0	$0
None	2007	$0	$0
None	2006	$0	$0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The  following  table  lists,  to  the  best  of  the  Company's  knowledge, the beneficial  stock ownership of those persons owning beneficially more than 5% of the Company's  outstanding  common  stock,  as  well  as the stock ownership of executive officers and each director as of May 6, 2008:

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
Kaya Richard J. Beaujon z/n
P.O. Box 837
Curacao, Netherlands, Antilles

(b) Security Ownership of Management

Dibo Attar (1)	200,000

Elliot Gerstenhaber	-0-

Raffaele Attar	90,400

Directors and Officers as Group 5 persons (1) (2) (3)	5,404,723	77.54%

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

During  the years ended March 31, 2008 and March 31, 2007, the Company incurred management  fees  for  facilities  and services provided by Woodco Fund Management Inc., in the amount of $49,358 and $49,358 respectively. Such services  are   believed  to  have  been provided on terms no less favorable than available  from a third  party.  Woodco Fund Management Inc. is a asset management company offering fee based services for accounting, record keeping and clerical services and is controlled by related parties.

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

Stock Transaction Reports by Officers, Directors and 10% Stockholders:

Section  16(a)  of the Securities Exchange Act of 1934, as amended, requires the Company's  directors,  executive  officers  and  holders of more than 10% of the Company's  common stock to file with the Commission initial reports of ownership and  reports of changes in ownership of common stock and other equity securities of  the  Company.  To the Company's knowledge, based solely on copies of reports furnished to the Company and representation that no other reports were required, during  the  fiscal  year  ending  March  31,  2008  all  Section  16(a)  filing requirements  were  complied  with  in  a  timely  manner.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 10-K

The following documents are filed as a part of this report:

Independent Auditor's Report

Consolidated Balance Sheets
As of March 31, 2008 and 2007
Consolidated Statements of Operations
Years Ended March 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders' Equity
Years Ended March 31, 2008 and 2007
Consolidated Statements of Cash Flows
Years Ended March 31, 2008 and 2007
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

Individual financial statements of  the Company are  not furnished because consolidated financial statements are furnished.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets
March 31, 2008 and 2007	F-3

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years Ended March 31, 2008 and 2007	F-4

Consolidated Statements of Stockholders' Equity
Years Ended March 31, 2008 and 2007	F-5

Consolidated Statements of Cash Flows
Years Ended March 31, 2008 and 2007	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors T.H. Lehman & Co., Incorporated

I have audited the consolidated balance sheets of T.H. Lehman & Co., Incorporated and Subsidiaries (the "Company") as of March 31, 2008 and 2007 and the related  consolidated statements of operations, stockholders' equity and  cash flows for the years then ended.  These consolidated financial statements  fare the responsibility of the Company's management.  My responsibility is to  express an opinion on these consolidated financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present  fairly, in all material respects, the consolidated financial positions of  T.H. Lehman & Co., Incorporated and Subsidiaries as of March 31, 2008 and 2007  and the results of their operations and their cash flows for the years then  ended, in conformity with accounting principles generally accepted in the  United States of America.

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

/s/ JEFFREY S. GILBERT, CPA

Los Angeles, California June 25, 2008

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS MARCH 31, 2008 AND MARCH 31, 2007

ASSETS

	2008	2007

CURRENT ASSETS

Cash	$530,130	$941,906
Accounts receivable – related party	48,902	60
Accounts receivable	27,461	0
Current portion of non-current receivable - related party	0	98,860
TOTAL CURRENT ASSETS	606,493	1,040,826
OTHER ASSETS Securities available for sale	162,118	243,580
TOTAL OTHER ASSETS	162,118	243,580
TOTAL ASSETS	$768,611	$1,284,406

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Management fees – related party	$0	$349,575
Management fees from discontinued operations - related party	0	54,112
TOTAL CURRENT LIABILITIES	0	403,687
TOTAL LIABILITIES	0	403,687
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at March 31, 2008 and 2007	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at March 31, 2008 and 2007	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	136,717	205,580
Accumulated deficit	(7,465,710)	(7,422,464)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	768,611	880,719
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$768,611	$1,284,406

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	2008		2007

REVENUES Interest and dividends		$1,119	$28,218
Realized gain from sales of securities Available for sale		85,459	1,351,824
Miscellaneous income		12,094	7,222
TOTAL REVENUES		98,672	1,387,264

OPERATING EXPENSES
Selling, general and administrative		114,441	79,343
Interest expense		0	11,778
TOTAL OPERATING EXPENSES		114,441	91,121
INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES		(15,769)	1,296,143

PROVISION FOR INCOME TAXES		0	0
INCOME/(LOSS) FROM CONTINUING OPERATIONS		(15,769)	1,296,143

(LOSS) FROM DISCONTINUED OPERATIONS		(27,477)	(35,322)
NET INCOME / (LOSS)		(43,246)	1,260,821

OTHER COMPREHENSIVE INCOME: Unrealized gain on securities		16,596	649,683
Less: reclassification adjustment for gain included in net income		(85,459)	(1,351,824)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)		(68,863)	(702,141)
COMPREHENSIVE INCOME	$	(112,109)	$558,680
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118	6,945,118

NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS		$(0.00)	$0.19

NET INCOME/(LOSS) PER COMMON SHARE FROM DISCONTINUED OPERATIONS		(0.00)	(0.01)

NET INCOME/LOSS PER COMMON SHARE		$(0.01)	$0.18

 See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY  YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007 BALANCE

	Common Stock		Additional		Unreal. Gain on	Treasury Stock
	Shares		Paid-in	Accumulated	Sec Avail.	for Shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total

	6,970,118	$69,701	$8,076,340	$(8,683,285)	$907,721	25,000	$(48,438)	$322,039

Unrealized loss on securities available for sale:					(702,141)			(702,141)
Net income				1,260,821				1,260,821
BALANCE, March 31, 2007:

	6,970,118	69,701	8,076,340	(7,422,464)	205,580	25,000	(48,438)	880,719

Unrealized loss on securities available for sale					(68,863)			(68,863)
Net loss				(43,246)				(43,246)
BALANCE, March 31, 2008:

	6,970,118	$69,701	$8,076,340	$(7,465,710)	$136,717	25,000	$(48,438)	$768,611

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$	(15,769)	$1,296,143
Net(loss) from discontinued operations		(27,477)	(35,322)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Realized gain from sales of securities available for sale		85,459	1,346,238
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – related party		(48,842)	(60)
Accounts receivable		(27,461)	0
Value of marketable securities		(3,997)	(362,335)
Increase (decrease) in:
Accounts payable –management fees-related party		(403,687)	(384,830)
Accrued liabilities		(68,863)	(728,122)
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES		(510,636)	1,131,712

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		0	(98,843)
Collection of notes receivable		0	202,793
Decrease in non-current receivables		0	49,359
Loan made/(paid) evidenced by notes receivable-related party		98,860	(42,607)
Decrease in non-current receivables related party		0	45,000
Proceeds from sale of securities available for sale		0	5,586
NET CASH PROVIDED FROM INVESTING ACTIVITIES		98,860	161,288

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt		0	(397,348)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES		0	(397,348)
INCREASE IN CASH		(411,776)	895,652

CASH – BEGINNING OF YEAR		941,906	46,254

CASH - END OF YEAR		$530,130	$941,906

CASH PAID DURING THE PERIODS FOR:

Interest		$0	$26,103

 See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 AND 2007

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Outlook – As of March 31, 2008, the Company had no continuing business  operations.  Any perceived value in the Company is both speculative and  intangible in nature.  The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

Cash totaled $530,130 at March 31, 2008.  The Company had nominal revenues from  continuing operations for the year ended March 31, 2008.  The Company’s cash  will be used to fund operations.

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

Current Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which revises current purchase accounting guidance in SFAS No. 141, Business Combinations.  SFAS No. 141R requires most assets acquired and liabilities assumed in a business combination to be measured at their fair values as of the date of acquisition.  SFAS No. 141R also modifies the initial measurement and subsequent re-measurement of contingent consideration and acquired contingencies, and requires that acquisition related costs be recognized as expense as incurred rather than capitalized as part of the cost of the acquisition. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the  Company’s fiscal 2009) and is to be applied prospectively to business combinations occurring after adoption.  The impact of SFAS No. 141R on the Company’s consolidated financial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”.  This Statement permits entities to choose to measure many  financial instruments and certain other items at fair value.  The objective is to improve  financial reporting by providing entities with the opportunity to mitigate volatility in   reported earnings caused by measuring related assets and liabilities different without  having to apply complex hedge accounting provisions.  The fair value option established  by this Statement permits all entities to choose to measure eligible items at fair value  at specified election dates.  A business entity shall report unrealized gains and losses  on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year  that begins after November 15, 2007.  The Company does not believe that the adoption of  SFAS 159 will have a material affect on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes  a standard definition for fair value, provides a framework under generally accepted accounting principles for measuring fair value, and expands disclosure requirements for fair value  measurements.  FASB Staff Position (“FSP”) No. FAS 157-b, Effective Date of FASB No 157, issued  in December 2007, delays the effective date of SFAS No. 157 to annual reporting periods  beginning after November 15, 2008 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair market value in the financials statements  on a recurring basis.  The remaining provisions of SFAS No. 157 are effective for annual  reporting periods beginning after November 15, 2007.  The adoption of SFAS No. 157 may  require increased disclosures in the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”.   This Statement amends ARB 51 to establish accounting and reporting  standards for the noncontrolling interest in a subsidiary and for the deconsolidation of  a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an  ownership interest in the consolidated entity that should be reported as equity in the  consolidated financial statements. This Statement changes the way the consolidated  income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the  noncontrolling interest. It also requires disclosure, on the face of the  consolidated statement of income, of the amounts of consolidated net income attributable  to the parent and to the noncontrolling interest. The adoption of SFAS No. 160 may  require increased disclosures in the Company’s consolidated financial statements.

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 AND 2007

Description  of  the  Business  -  T.H.  Lehman  & Co., Incorporated, a Delaware corporation, had provided medical business management services including billing and collection in California through one of its wholly-owned subsidiaries.

During June 2004 the management of the Company decided to disengage itself from the medical business management segment of its business.  This was the only  significant operation of the Company.  Management based its decision in part on the expected negative impact of California’s new workers’ compensation  legislation on the medical providers that the Company manages.  Therefore the  remaining medical business management operations are reflected on the statement of  operations as discontinued operations.

The Company wound down its medical business management office in February 2005, the date its medical office lease expired.  In February 2005 the Company had  closed all its patients’ cases and final billed all the services rendered by  the providers, and, for the patients that could not be finalized, referred  them to other providers, but billed through the date that the providers had  rendered services.  The Company has engaged a consultant to follow up on  collections for all its receivables that have been assigned to the medical  business management entity.  The collection of these receivables is significantly  complete.  The Company does not expect significant collections nor incurring  significant costs on the remaining provider receivables that it manages.  The  valuation of the existing receivables as of March 31, 2008, after taking  into consideration the expected future collection costs, is zero.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 AND 2007

2.	NON-CONSOLIDATED ENTITY

In a transaction that was effective October 1, 1996, the Company transferred 50% of  the  outstanding  stock  and  substantially all of the control of Healthcare Professional  Billing  Corp.("HPB")  to certain key employees of HPB. Until that time,  HPB  was  a  wholly-owned  subsidiary of the  Company.  As a result of the transfer,  the  subsidiary's  financial position, results of operations and cash flows  are  not consolidated with that of the Company subsequent to the transfer date.  The  summarized  unaudited financial information of HPB at March 31, 2008 and  March  31,  2007  is  as  follows:

	March 31, 2008	March 31,2007
Financial Position:
Current Assets	$65,581		$78,048
Property and equipment	0		0
Total assets	$65,581		$78,048

Current liabilities(including due to the Company of $71,554)	$217,872		$217,893
Long-term obligations	56,518		89,084
Stockholders' deficiency	(208,809)		(228,929)
Total liabilities and stockholders' deficiency	$65,581		$78,048

Results of Operations: Revenues	$282,986		$290,944
Operating Expenses	262,866		297,274
Net loss	$20,120	$	(6,330)

Under  the  1996  transaction the Company and/or related entities of the Company are  to  receive  90% of HPB's net income as defined, until the advances made by the  Company  and/or related entities of the Company have been paid. The Company, with  the  concurrence  of the related entities of the Company, has elected that its  advances  (non-interest bearing) are to be liquidated, in most part, before the  other  related  entities.  The remaining outstanding due from HPB to the Company is $71,554 although  fully reserved by the Company.  During the year ended March 31, 2008 and 2007 the Company received $12,093 and $7,162,  respectively from HPB.

3.	SECURITIES AVAILABLE FOR SALE

	2008	2007
KSW, Inc.	$162,118	$243,580

Unrealized gains and losses for marketable equity securities available for sale  at March 31, 2008 and 2007 are as follows:

	2008		2007
	Current	Non-Current	Current	Non-Current
Aggregate Cost	$0	$25,400	$0	$38,000

Aggregate Market Value	0	162,117	0	243,580

Net Unrealized Gains	$0	$136,717	$0	$205,580

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2008 AND 2007

4.	NON-CURRENT RECEIVABLES (DISCONTINUED OPERATIONS)

	2008	2007

Assigned medical billings net of allowances of which $0 of the unpaid balance are expected to be collected during the current fiscal year.	$1,059,166	$1,080,581

Working capital advances at 12% per annum interest to a provider of medical services who has contracted with the Company to provide management services. None of these advances are expected to be collected during the current fiscal year, nor is interest being accrued.	1,037,530	1,037,530
	2,096,696	2,118,111
Less Allowance for Uncollectible	(2,096,696)	(2,118,111)
	0	0
Less Current Portion	0	0
	$0	$0

 The above receivable balances have been reduced to reflect estimated cost  associated with their collections.

5.	INCOME TAXES

At March 31, 2008, for income tax reporting purposes, the Company has a consolidated net operating loss carryforward of approximately $4,800,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of a history of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

6.	COMMITMENTS AND CONTINGENCIES

Leases - The Company currently leases an office in Sherman Oaks, California on a month-to-month basis for collection of receivables and file storage purposes. The monthly rental is $695. The lease will end as of June 30, 2008.

Rent expense for discontinued operations amounted to $10,705 and $10,746 for the  years ended March 31, 2008 and 2007, respectively.

7.	RELATED PARTY TRANSACTIONS

The Company has its corporate headquarters in Houston, Texas, where it shares office space and personnel with an entity for which a principal stockholder of the Company serves as an unpaid consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and managerial services for the Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew for an additional 12 month period if not terminated within 60 days of the end of the current term. The Company incurred fees to this entity under the agreements totaling $49,358 and $49,358 for the years ended March 31, 2008 and 2007, respectively.

Certain  of  the Company's creditors are related as a result of one of  the  Company's  principal stockholders being a consultant to these entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the  undersigned thereunto duly authorized.

DATE:  June 25, 2008
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary