Form 10-K/A
period 2008-03-31
LEHMAN T H & CO INC
filed 2008-08-08
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Indicate whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

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

EXPLANATORY NOTE

T.H. Lehman  &  Co., Incorporated (referred to as the "Company or Registrant") is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 originally filed with the Securities and Exchange Commission (“the SEC”) on June 27, 2008 (“the Original  Filing”) to amend Item 13.  The Company is filing this Amendment No. 1 for the  purpose of reflecting the proceeds received from the sale of securities available for sale in the Consolidated Statements of Cash Flows.

This Amendment No. 1 amends only the item of the Original Filing as specified above, and all other portions of the Original Filing remain in effect and have not been amended to reflect events and developments since the original June 27, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-K/A sets forth the complete text of Item 13 of Part IV of the Registrant’s Form 10-K for the year ended March 31, 2008, as amended.

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

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007
BALANCE

	Common Stock		Additional		Unreal.Gain on	Treasury Stock
	Shares		Paid-in	Accumulated	Sec Avail.	for Shares
	Issued	Amount	Capital	Deficit	for sale	Held	Amount	Total

	6,970,118	$69,701	$8,076,340	$(8,683,285)	$907,721	25,000	$(48,438)	$322,039

Unrealized loss on securities available for sale:					(702,141)			(702,141)
Net income				1,260,821				1,260,821
BALANCE, March 31, 2007:

	6,970,118	69,701	8,076,340	(7,422,464)	205,580	25,000	(48,438)	880,719

Unrealized loss on securities available for sale					(68,863)			(68,863)
Net loss				(43,246)				(43,246)
BALANCE, March 31, 2008:

	6,970,118	$69,701	$8,076,340	$(7,465,710)	$136,717	25,000	$(48,438)	$768,611

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2008 AND MARCH 31, 2007

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$	(15,769)	$1,296,143
Net(loss) from discontinued operations		(27,477)	(35,322)

Adjustments to reconcile net income/(loss) to
Net cash used in operating activities:
Realized gain from sales of securities available for sale		(85,459)	(1,351,824)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – related party		(48,842)	(60)
Accounts receivable		(27,461)	0
Increase (decrease) in:
Accounts payable –management fees-related party		(403,687)	(384,830)
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES		(608,695)	(475,893)

CASH FLOWS FROM INVESTING ACTIVITIES

Loans made evidenced by notes receivable		0	(98,843)
Collection of notes receivable		0	202,793
Decrease in non-current receivables		0	49,359
Loan made/(paid) evidenced by notes receivable-related party		98,860	(42,607)
Decrease in non-current receivables related party		0	45,000
Proceeds from sale of securities available for sale net of current year purchases		98,059	1,639,173
NET CASH PROVIDED FROM INVESTING ACTIVITIES		196,919	1,794,875

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt		0	(423,330)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES		0	(423,330)
INCREASE IN CASH		(411,776)	895,652

CASH – BEGINNING OF YEAR		941,906	46,254

CASH - END OF YEAR		$530,130	$941,906

CASH PAID DURING THE PERIODS FOR:

Interest		$0	$26,103

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

The Company is seeking to acquire businesses and may be in various stages  of  negotiations  at any point in time  which  may or may not  result in consummation of a transaction.  To provide funding for such acquisitions it may take a number of actions including (i) selling of its existing  investments (ii)use of available  working  capital  (iii)  seeking short or long term loans (iv)issuing  stock.  In addition,  the Company may seek  additional  equity funds if needed.  These sources of capital may be both conventional and non- traditional.  The  Company has no  existing  funding  commitments  and is  presently  under no contractual obligation to make any investment or acquisition.

Current Accounting Pronouncements – In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations (“SFAS No. 141R”), which revises currentpurchase accounting guidance in SFAS No. 141, Business Combinations.  SFAS No. 141Rrequires most assets acquired and liabilities assumed in a business combinationto be measured at their fair values as of the date of acquisition.  SFAS No. 141R alsomodifies the initial measurement and subsequent re-measurement of contingent considerationand acquired contingencies, and requires that acquisition related costs be recognizedas expense as incurred rather than capitalized as part of the cost of the acquisition.SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (the Company’s fiscal 2009) and is to be applied prospectively to business combinationsoccurring after adoption.  The impact of SFAS No. 141R on the Company’s consolidatedfinancial statements will depend on the nature and extent of the Company’s future acquisition activities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in  reported earnings caused by measuring related assets and liabilities different without having to apply complex hedge accounting provisions.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performanceindicator if the business entity does not report earnings) at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not believe that the adoption of SFAS 159 will have a material affect on our financial statements.

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

Securities  - Marketable securities that are bought and held principally for the purpose  of  selling  them in the near term are classified as trading securities and  reported  at  fair  value,  with  unrealized  gains  and losses included in earnings.  Marketable  securities not classified as either investment securities(which  are held to maturity) or trading securities are classified as securities available  for sale and reported at fair value, with unrealized gains and losses affecting  comprehensive  income  and  reported  in  a  separate  component  of stockholders'  equity.  Average  cost is used to determine cost when calculating realized  gains  or  losses  from  sales  of  securities  available  for  sale.

Investment  in  50%  owned  Corporation - Investment in 50% owned corporation is accounted  for  under the equity method. Currently this investment is carried atno value.

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

     Non-current receivables  at March 31, 2008 and March 31, 2007 consisted of the  following:

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

5.   INCOME  TAXES

At March 31, 2008, for income tax reporting purposes, the Company has a consolidated net operating loss carry forward of approximately $4,800,000 available to reduce future taxable income, if any, expiring through 2024. As a result of a 51% change in ownership in a prior year, certain of the net operating loss will be subject to an annual limitation and may not be fully utilized in any one year. Because of a history of losses, the estimate for future tax benefits has been offset by an equal asset valuation allowance.

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

7.  RELATED  PARTY  TRANSACTIONS

The  Company  has  its corporate headquarters in Houston, Texas, where it shares office  space  and personnel with an entity for which a principal stockholder ofthe Company serves as an unpaid consultant. The Company has entered into agreements with this entity whereby that entity will provide various accounting, administrative and  managerial  services  for  the  Company and certain of its subsidiaries for stipulated monthly fees. The agreements are for 12 months and they automatically renew  for an additional 12 month period if not terminated within 60 days of the end  of  the  current  term.  The Company incurred fees to this entity under the agreements totaling $49,358 and $49,358 for the years ended March 31, 2008 and 2007, respectively.

Certain  of  the Company's creditors are related as a result of one of  the  Company's  principal stockholders being a consultant to these entities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 7, 2008
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary