Form 10-Q
period 2008-06-30
LEHMAN T H & CO INC
filed 2008-08-12
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 [FEE REQUIRED]
For the quarterly period ended June 30, 2008.

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s class of common stock as of August 7, 2008 was 6,970,118.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended June 30, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2008.

The results reflected for the three months ended June 30, 2008 are not necessarily indicative of the results for the entire fiscal year.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at June 30, 2008 will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2008 AND MARCH 31, 2008

ASSETS
	June 30	March 31
	2008	2008
CURRENT ASSETS
Cash	$581,338	$530,130
Accounts receivable – related party	0	48,902
Accounts receivable	0	27,461
TOTAL CURRENT ASSETS	581,338	606,493

OTHER ASSETS
Securities available for sale	129,044	162,118
TOTAL OTHER ASSETS	129,044	162,118
TOTAL ASSETS	$710,382	$768,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Management fees – related party	$12,300	$0
Accrued liabilities	22,000	0
TOTAL CURRENT LIABILITIES	34,300	0
TOTAL LIABILITIES	34,300	0
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at June 30, 2008 and March 31, 2008	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at June 30, 2008 and March 31, 2008	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	103,644	136,717
Accumulated deficit	(7,525,164)	(7,465,710)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	676,082	768,611
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$710,382	$768,611

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	2008	2007

REVENUES
Interest and dividends	$5,597	$158
Realized gain from sales of securities
Available for sale	0	56,855
TOTAL REVENUES	5,597	57,013

OPERATING EXPENSES
Selling, general and administrative	65,051	23,991
TOTAL OPERATING EXPENSES	65,051	23,991
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(59,454)	33,022

PROVISION FOR INCOME TAXES	0	0
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	(59,454)	33,022

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	0	(4,334)
NET INCOME / (LOSS)	(59,454)	28,688

OTHER COMPREHENSIVE INCOME:
Unrealized gain/(loss) on securities	(33,075)	55,445
Less: reclassification adjustment for gain included in net income	0	(56,855)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)	(33,075)	(1,410)
COMPREHENSIVE INCOME / (LOSS)	$(92,529)	$27,278
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118
NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$0.00
NET INCOME/LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$(0.00)	$0.00
NET INCOME / LOSS PER COMMON SHARE	$(0.01)	$0.00

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$	(59,454)		$33,022
Net income/(loss) from discontinued operations		$0	$	(4,334)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Realized gain from sales of securities available for sale		0		(56,855)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – related party		48,902		0
Accounts receivable		27,461		0
Increase (decrease) in:
Accounts payable –management fees-related party		12,300		(140,060)
Accrued liabilities		22,000		0
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES		52,208		(168,227)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan made/(paid) evidenced by notes receivable-related party		0		98,860
Proceeds from sale of securities available for sale,net of current year purchases		0		65,655
NET CASH PROVIDED FROM INVESTING ACTIVITIES		0		164,515

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt		0		0
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES		0		0
INCREASE IN CASH		52,208		(3,712)

CASH – BEGINNING OF YEAR		530,130		941,906

CASH - END OF YEAR		$581,338		$938,194

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2008

1.     COMMENTS

The  accompanying  unaudited  consolidated condensed financial statements, which are  for  interim  periods, do not include all disclosure provided in the annual consolidated  financial  statements.   These  unaudited  consolidated  condensed financial statements  should  be  read  in  conjunction  with  the  consolidated financial  statements  and  footnotes  thereto contained in the Annual Report on Form  10-K  for  the  year  ended  March  31,  2008  of  T.H.  Lehman  &  Co., Incorporated  and Subsidiaries (the "Company"), as filed with the Securities and Exchange  Commission.  The March 31, 2008 consolidated condensed balance sheet was derived from audited consolidated financial statements, but does not include all  disclosures  required  by  generally  accepted  accounting  principles.

In the opinion of the Company, the accompanying unaudited consolidated condensed financial  statements  contain  all adjustments (which are of a normal recurring nature)  necessary  for  a  fair  presentation  of the financial statements. The results  of  operations  for the three months ended June 30, 2008 are not necessarily  indicative  of the results to be expected for the full fiscal year.

Outlook – As of June 30, 2008, the Company had no continuing business operations.  Any perceived value in the Company is both speculative and intangible in nature.  The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management of the Company expects that cash balances at June 30, 2008 will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Plan of Operation:

The Company is presently focused on maintaining the corporate entity and seeking new business opportunities.  The Company will need working capital resources to maintain the Company’s status and to fund other anticipated costs and expenses  during the year ending March 31, 2009 and beyond.  The Company’s ability to continue as a going concern is dependent on the Company’s ability to raise capital to, at a minimum, meet its corporate maintenance requirements.  If the Company is able to acquire an ongoing business and/or technology that must be exploited, it would need additional capital until and unless that prospective operation is able to generate positive working capital sufficient to fund the Company’s cash flow requirements from operations.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Statements of Operations:

Revenues totaled $5,597 during the three months ended June 30, 2008, 90% lower than the prior year's revenues of $57,013 for the same three month period.  The realized gain for securities sold was $56,855 for the first quarter in 2007 compared to $0 for the first quarter in 2008.  General and Administrative expenses were $65,051 for the period ending June 30, 2008 and $28,325 for the period ending June 30, 2007.  The increase is due to an increase in Professional fees due to new business explorations.

Liquidity, Capital Resources and Income Taxes:

At June 30, 2008 cash amounted to $581,338 an increase of $51,208,712 from the cash balance of $530,130 at March 31, 2008. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and distribution of HPB’s profit.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at June 30, 2008 will be adequate to maintain its corporate existence.  However, no assurance  can be provided that these results will materialize.

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

Item 3.  Controls and Procedures

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management.  Based on this evaluation, management has concluded that the design and operation of our disclosure controls and procedures are effective.  There were no changes in our internal control over financial reporting or in any other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings:

None

Item 1A. Risk Factors:

OTC Bulletin Board.

Our common stock is quoted on the OTC Bulletin Board (“OTCBB”). The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the OTCBB are typically thinly traded, highly volatile, have fewer markets and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCBB. Quotes for stocks included on the OTCBB are not listed in newspapers. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of our common stock may be unable to sell their shares at any price.

Penny Stock Rules.

Trading in our securities will be subject to the “penny stock” rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our common stock and consequently adversely affect the market price of our common stock.

Item 2.  Exhibits:

Item 601 of Regulation S-K Exhibit No.:	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer of the Company

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer of the Company

32.1	Section 1350 Certification by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  August 8, 2008
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer and Secretary