Form 10-Q
period 2008-09-30
LEHMAN T H & CO INC
filed 2008-10-21
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the quarterly period ended September 30, 2008.

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
Yes ☐ No ☒
The number of shares outstanding of the issuer’s class of common stock as of October 13, 2008 was 6,970,118.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months ended September 30, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2008.

The results reflected for the six months ended September 30, 2008 are not necessarily indicative of the results for the entire fiscal year.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that cash balances at September 30, 2008 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2008 AND MARCH 31, 2008

ASSETS
	September 30	March 31
	2008	2008
CURRENT ASSETS
Cash	$533,715	$530,130
Accounts receivable – related party	0	48,902
Accounts receivable	0	27,461
TOTAL CURRENT ASSETS	533,715	606,493

OTHER ASSETS
Securities available for sale	127,959	162,118
TOTAL OTHER ASSETS	127,959	162,118
TOTAL ASSETS	$661,674	$768,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Management fees – related party	$4,600	$0
Accrued liabilities	3,228	0
TOTAL CURRENT LIABILITIES	7,828	0
TOTAL LIABILITIES	7,828	0
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at September 30, 2008 and March 31, 2008	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at September 30, 2008 and March 31, 2008	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	102,559	136,717
Accumulated deficit	(7,546,316)	(7,465,710)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	653,846	768,611
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$661,674	$768,611

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008		2007

REVENUES
Interest and dividends		$5,597		$524
Realized gain from sales of securities available for sale		0		82,234
TOTAL REVENUES		5,597		82,758

OPERATING EXPENSES
Selling, general and administrative		86,203		80,046
TOTAL OPERATING EXPENSES		86,203		80,046
INCOME / (LOSS) FROM CONTINUING OPERATIONS		(80,606)		2,712

PROVISION FOR INCOME TAXES		0		0
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS		(80,606)		2,712

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS		0		(17,807)
NET INCOME / (LOSS)		(80,606)		(15,095)

OTHER COMPREHENSIVE INCOME:
Unrealized gain/(loss) on securities		(34,159)		44,816
Less: reclassification adjustment for gain included in net income		0		(82,234)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)		(34,159)		(37,418)
COMPREHENSIVE INCOME / (LOSS)	$	(114,764)	$	(52,513)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118		6,945,118

NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS		$(0.01)		$0.00

NET INCOME/LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS		$(0.00)		$0.00
NET INCOME / LOSS PER COMMON SHARE		$(0.01)		$0.00

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008	2007

REVENUES
Interest and dividends	$0	$366
Realized gain from sales of securities available for sale	0	25,379
TOTAL REVENUES	0	25,745

OPERATING EXPENSES
Selling, general and administrative	21,151	66,056
TOTAL OPERATING EXPENSES	21,151	66,056
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(21,151)	(40,311)

PROVISION FOR INCOME TAXES	0	0
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	(21,151)	(40,311)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	0	(3,473)
NET INCOME / (LOSS)	(21,151)	(43,784)

OTHER COMPREHENSIVE INCOME:
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008		2007

Unrealized gain/(loss) on securities		(1,084)		(10,630)
Less: reclassification adjustment for gain included in net income		0		(25,379)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)		(1,084)		(36,009)
COMPREHENSIVE INCOME / (LOSS)	$	(22,236)	$	(79,793)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		6,945,118		6,945,118

NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS		$0.00	$	(0.01)

NET INCOME/LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS		$0.00		$0.00
NET INCOME / LOSS PER COMMON SHARE		$0.00	$	(0.01)

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

	2008		2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$	(80,606)		$2,712
Net income/(loss) from discontinued operations		$0	$	(17,807)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Realized gain from sales of securities available for sale		0		(82,234)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – related party		48,902		0
Accounts receivable		27,461		0
Increase (decrease) in:
Accounts payable –management fees-related party		4,600		(127,385)
Accrued liabilities		3,228		0
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES		3,585		(224,714)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan made/(paid) evidenced by notes receivable-related party		0		98,860
Proceeds from sale of securities available for sale, net of current year purchases		0		87,413
NET CASH PROVIDED FROM INVESTING ACTIVITIES		0		186,273

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt		0		0
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES		0		0
INCREASE IN CASH		3,585		(38,441)

CASH – BEGINNING OF YEAR		530,130		941,906

CASH - END OF YEAR		$533,715		$903,465

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the six months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Outlook – As of September 30, 2008, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management of the Company expects that cash balances at September 30, 2008 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Statements of Operations:

Revenues totaled $5,597 during the six months ended September 30, 2008, 93% lower than the prior year's revenues of $82,758 for the same six month period. The realized gain for securities sold was $82,234 for the first two quarters of 2007 compared to $0 for the first two quarters in 2008. General and Administrative expenses were $86,203 for the period ending September 30, 2008 and $80,046 for the period ending September 30, 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Statements of Operations:

Revenues totaled $0 during the three months ended September 30, 2008, 100% lower than the prior year's revenues of $25,745 for the same three month period. The realized gain for securities sold was $25,379 for the second quarter in 2007 compared to $0 for the second quarter in 2008. General and Administrative expenses were $21,151 for the period ending September 30, 2008 and $66,056 for the period ending September 30, 2007. The decrease is due to a decrease in Professional fees from prior year that were related to new business explorations.

Liquidity, Capital Resources and Income Taxes:

At September 30, 2008 cash amounted to $533,715 an increase of $3,585 from the cash balance of $530,130 at March 31, 2008. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and distribution of HPB’s profit.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that cash balances at September 30, 2008 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

DATE: October 13, 2008
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary