Form 10-Q
period 2008-12-31
LEHMAN T H & CO INC
filed 2009-02-10
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the quarterly period ended December 31, 2008.

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
Yes ☒  No ☐

The number of shares outstanding of the issuer’s class of common stock as of February 4, 2009 was 6,970,118.

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements:

The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the nine months ended December 31, 2008.

Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company’s audited financial statements at, and for the fiscal year ended March 31, 2008.

The results reflected for the nine months ended December 31, 2008 are not necessarily indicative of the results for the entire fiscal year.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  Management of the Company expects that cash balances at December 31, 2008 will be adequate to maintain its corporate existence.  However, no assurance can be provided that these results will materialize.

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

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND MARCH 31, 2008

ASSETS

	December 31	March 31
	2008	2008
CURRENT ASSETS
Cash	$543,647	$530,130
Accounts receivable – related party	0	48,902
Accounts receivable	0	27,461
TOTAL CURRENT ASSETS	543,647	606,493

OTHER ASSETS
Securities available for sale	71,702	162,118
TOTAL OTHER ASSETS	71,702	162,118
TOTAL ASSETS	$615,349	$768,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Management fees – related party	$4,900	$0
TOTAL CURRENT LIABILITIES	4,900	0
TOTAL LIABILITIES	4,900	0

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock-par value $.01; authorized 20,000,000 shares, issued 6,970,118 shares at December 31, 2008 and March 31, 2008	69,701	69,701
Preferred stock-par value $.01; authorized 10,000,000 shares, issued 0 shares at December 31, 2008 and March 31, 2008	0	0
Additional paid-in capital	8,076,340	8,076,340
Unrealized gain on investments	49,351	136,717
Accumulated deficit	(7,536,505)	(7,465,710)
Treasury stock at cost - 25,000 shares	(48,438)	(48,438)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	610,449	768,611
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$615,349	$768,611

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007

REVENUES
Interest and dividends	$6,017	$599
Realized gain from sales of securities Available for sale	11,213	82,234
Miscellaneous income	0	4,052
TOTAL REVENUES	17,230	90,110

OPERATING EXPENSES
Selling, general and administrative	88,025	123,446
TOTAL OPERATING EXPENSES	88,025	123,446
INCOME / (LOSS) FROM CONTINUING OPERATIONS	(70,795)	(33,336)

PROVISION FOR INCOME TAXES	0	0
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	(70,795)	(33,336)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	0	(25,707)
NET INCOME / (LOSS)	(70,795)	(59,043)

OTHER COMPREHENSIVE INCOME:
Unrealized gain/(loss) on securities	(76,154)	43,435
Less: reclassification adjustment for gain included in net income	(11,213)	(85,459)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)	(87,367)	(42,024)
COMPREHENSIVE INCOME / (LOSS)	$(158,162)	$(101,067)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118

NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$(0.01)	$0.00

NET INCOME/LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.00
NET INCOME / LOSS PER COMMON SHARE	$(0.01)	$0.01

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007

REVENUES
Interest and dividends	$233	$75
Realized gain from sales of securities Available for sale	11,213	3,226
Miscellaneous income	0	4,051
TOTAL REVENUES	11,446	7,352

OPERATING EXPENSES
Selling, general and administrative	1,822	43,399
TOTAL OPERATING EXPENSES	1,822	43,399
INCOME / (LOSS) FROM CONTINUING OPERATIONS	9,624	(36,047)

PROVISION FOR INCOME TAXES	0	0
NET INCOME / (LOSS) FROM CONTINUING OPERATIONS	9,624	(36,047)

INCOME / (LOSS) FROM DISCONTINUED OPERATIONS	0	(7,900)
NET INCOME / (LOSS)	9,624	(43,947)

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007

OTHER COMPREHENSIVE INCOME:
Unrealized gain/(loss) on securities	(41,995)	(1,380)
Less: reclassification adjustment for gain included in net income	(11,213)	(3,226)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)	(53,208)	(4,606)
COMPREHENSIVE INCOME / (LOSS)	$(43,584)	$(48,553)
PER SHARE DATA:

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	6,945,118	6,945,118

NET INCOME/LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS	$0.00	$(0.01)

NET INCOME/LOSS PER COMMON SHARE FROM DISCONTINUED OPERATIONS	$0.00	$0.00
NET INCOME / LOSS PER COMMON SHARE	$0.00	$(0.01)

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(loss) from continuing operations	$(70,795)	$(33,336)
Net income/(loss) from discontinued operations	$0	$(25,707)

Adjustments to reconcile net income/(loss) to Net cash used in operating activities:
Realized gain from sales of securities available for sale	(11,213)	(85,459)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – related party	48,902	0
Accounts receivable	27,461	0
Increase (decrease) in:
Accounts payable –management fees-related party	4,900	(265,085)
NET CASH PROVIDED/(USED) FOR OPERATING ACTIVITIES	(745)	(409,587)

CASH FLOWS FROM INVESTING ACTIVITIES

Loan made/(paid) evidenced by notes receivable-related party	0	98,860
Proceeds from sale of securities available for sale, net of current year purchases	14,262	98,059
NET CASH PROVIDED FROM INVESTING ACTIVITIES	14,262	196,919

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	0	0
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	0	0
INCREASE IN CASH	13,517	(212,668)

CASH – BEGINNING OF YEAR	530,130	941,906

CASH - END OF YEAR	$543,647	$729,238

See accompanying Notes to Consolidated Financial Statements

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the nine months ended December 31, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Outlook – As of December 31, 2008, the Company had no continuing business operations. Any perceived value in the Company is both speculative and intangible in nature. The Company is operating as a public shell and its business operations consist of management seeking merger and acquisition candidates with ongoing operations and the collection of receivables from its discontinued operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

Management of the Company expects that cash balances at December 31, 2008 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Statements of Operations:

Revenues totaled $17,230 during the nine months ended December 31, 2008, 81% lower than the prior year's revenues of $90,110 for the same nine month period. The realized gain for securities sold was $85,459 for the first three quarters of 2007 compared to $11,213 for the first three quarters in 2008. General and Administrative expenses were $88,025 for the period ending December 31, 2008 and $123,446 for the period ending December 31, 2007. The decrease is due to a decrease in Professional fees from prior year that were related to new business explorations.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Statements of Operations:

Revenues totaled $11,446 during the three months ended December 31, 2008, 56% higher than the prior year's revenues of $7,352 for the same three month period. The realized gain for securities sold was $11,213 for the third quarter in 2008 compared to $3,226 for the third quarter in 2007. General and Administrative expenses were $1,822 for the period ending December 31, 2008 and $43,399 for the period ending December 31, 2007. The decrease is due to a decrease in Professional fees from prior year that were related to new business explorations.

Liquidity, Capital Resources and Income Taxes:

At December 31, 2008 cash amounted to $543,647 an increase of $13,517 from the cash balance of $530,130 at March 31, 2008. The cash will be used to fund operations.

The Company's primary source of liquidity has been the cash it has obtained from the liquidation of its investment portfolio and distribution of Healthcare Professional Billing Corp. (“HPB”) profit. In a transaction that was effective October 1, 1996, the Company transferred 50% of the outstanding stock and substantially all of the control of Healthcare Professional Billing Corp. to certain key employees of that company. Until that time, Healthcare Professional Billing Corp. was a wholly-owned subsidiary of the Company. As a result of the transfer, the subsidiary's financial position, results of operations and cash flows are not consolidated with that of the Company's subsequent to the transfer date, however, until advances made to HPB are paid off the Company will receive part of HPB's positive cash flow.

The Company anticipates that internally generated cash will be sufficient to finance overall operations.

The Company’s consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Management of the Company expects that cash balances at December 31, 2008 will be adequate to maintain its corporate existence. However, no assurance can be provided that these results will materialize.

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

Item 2.	Controls and Procedures

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

DATE:  February 4, 2009
T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary