Form 10-K/A
period 2008-03-31
LEHMAN T H & CO INC
filed 2009-03-10
CIK 721647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended March 31, 2008.

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to            .

Commission file number  2-87738

T.H. LEHMAN & CO., INCORPORATED
(Exact name of small business issuer as specified in its charter)

Delaware	22-2442356
(State or other jurisdiction	(I.R.S./Employer
of incorporation or organization)	Identification No.)

1155 Dairy Ashford Rd., Suite 650, Houston, Texas 77079
(Address of principal executive offices)

Issuer's telephone number, including area code:  (281) 870-1197
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

EXPLANATORY NOTE

T.H. Lehman  &  Co., Incorporated (referred to as the "Company or Registrant") is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended March 31, 2008 originally filed with the Securities and Exchange Commission (“the SEC”) on June 27, 2008 (“the Original Filing”) to amend Item 8A and the CEO and CFO Certifications for Section 302.  The Company is filing this Amendment No. 2 for the purpose of responding to a letter from the Securities and Exchange Commission, dated February 23, 2009, in which they suggest we revise our Controls and Procedures section for Evaluation of Disclosure Controls and Procedures and Management’s Annual Report on Internal Control over Financial Reporting.  In addition a revision was suggested on the Certifications for Section 302 of the CEO and the CFO for the language in Regulation S-K Item 601.

This Amendment No. 2 amends only the item of the Original Filing as specified above, and all other portions of the Original Filing remain in effect and have not been amended to reflect events and developments since the original June 27, 2008 filing date.  In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 2 on Form 10-K/A sets forth the complete text of Item 8A of Part II of the Registrant’s Form 10-K for the year ended March 31, 2008, as amended and the Section 302 Certifications of the CEO and CFO.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the evaluation date that our discloser controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. In order to evaluate the effectiveness of our internal control over financial reporting as of March 31, 2008, as required by Sections 404 of the Sarbanes-Oxley Act of 2002, our management commenced an assessment, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “ COSO Framework “). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In assessing the effectiveness of our internal control over financial reporting, our management, including the chief executive officer and chief financial officer, did not identify any deficiencies and therefore believe the Company’s internal control over financial reporting was effective based on those criteria as of March 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CEO and CFO Certifications

Appearing immediately following the Signature section of this report there are Certifications of the CEO and the CFO.  The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications).  This item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

ITEM 8B.	OTHER INFORMATION

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  March 4, 2009

T.H. LEHMAN & CO., INCORPORATED AND SUBSIDIARIES

By:	/s/ Raffaele Attar
Raffaele Attar
Acting Chairman and
Chief Executive Officer

By:	/s/ Gary Poe
Gary Poe
Principal Financial Officer
and Secretary